Form 10-Q
period 2011-03-31
VR Holdings, Inc.
filed 2011-07-01
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011

[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-166884

_____________________________________

VR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2130901 (I.R.S. Employer Identification Number)
1615 Chester Road, Chester, Maryland (Address of principal executive offices)	21619 (Zip Code)
(443) 519-0129 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [  ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 31, 2011, the registrant had outstanding 440,708,343 shares of common stock.

.

Table of Contents

Item 1.

Financial Statements.

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

11

Item 4.

Controls and Procedures.

11

Item 4(T).

Controls and Procedures.

11

Item 1.

Legal Proceedings.

12

Item 1A.

Risk Factors.

12

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

12

Item 3.

Defaults Upon Senior Securities.

12

Item 4.

(Removed and Reserved).

12

Item 5.

Other Information.

12

Item 6.

Exhibits.

13

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2011	2010

ASSETS
Total assets	$ –	$ –

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 215,694	$ 204,994
Total current liabilities	215,694	204,994

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 440,708,343 and 394,508,343 shares issued and outstanding, respectively	441	394
Additional paid-in capital	8,636,658	8,595,312
Accumulated deficit	(15,492,955)	(15,492,955)
Retained earnings during development stage	6,640,162	6,692,255
Total shareholders’ deficit	(215,694)	(204,994)

Total liabilities and shareholders’ deficit	$ –	$ –

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenue	$ –	$ –

Expenses - General and administrative	22,327	100,846

Loss from operations	(22,327)	(100,846)

Other income (expense)
Gain on forgiveness of debt	–	–
Interest expense	–	–

Net loss	$ (22,327)	$ (100,846)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares – basic and diluted	428,575,010	394,108,343

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended March 31,		For the Period from July 25, 2006 to March 31,
	2011	2010	2011

Revenue	$ –	$ –	$ –

Expenses - General and administrative	52,093	125,846	665,115

Loss from operations	(52,093)	(125,846)	(665,115)

Other income (expense)
Gain on forgiveness of debt	–	–	7,414,017
Interest expense	–	–	(108,740)

Net income (loss)	$ (52,093)	$ (125,846)	$ 6,640,162

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares – basic and diluted	415,785,266	394,108,343

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,		For the Period from July 25, 2006 to March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (52,093)	$ (125,846)	$ 6,640,162
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	30,238	–	297,893
Expenses paid by shareholder	11,155	70,000	151,528
Gain on settlement of debt	–	–	(7,414,017)
Changes in operating assets and liabilities:
Accounts payable	10,700	55,846	215,694
Accrued interest payable	–	–	108,740
Net cash used by operating activities	–	–	–

NET CHANGE IN CASH	–	–	–

CASH AT BEGINNING OF PERIOD	–	–	–

CASH AT END OF PERIOD	$ –	$ –	$ –

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$ –	$ –	$ –
Income taxes	–	–	–

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s registration statement on Form S-1. Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

Development Stage

The Company re-entered the development stage on July 25, 2006.

Estimates and Assumptions

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Examples include valuation of stock-based compensation.  Actual results and outcomes may differ from management’s estimates and assumptions.

NOTE 2 – GOING CONCERN

At March 31, 2011, we had no assets and a working capital deficit of $215,694.  Through March 31, 2011, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2011.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

Although we were incorporated in 1998, we have no recent operating history, and have no recent revenue to date.  We cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our operating results.  We are currently involved in a lawsuit.  If we are successful in the litigation, we plan on utilizing the proceeds to be received to fund our operations.  If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations.  In such event, we will have to raise capital either through equity or debt offerings.

There is no assurance that we will be able to obtain such additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding during the year 2011, we may enter into bankruptcy and possibly cease operations thereafter.

As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern.  Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

NOTE 3 – EQUITY

On November 30, 2010, the Company issued 25,200,000 shares of common stock valued at $16,493 ($0.0006545 per share) for services to the Company.  The value of these shares was determined based on the value of shares previously issued by the Company.

In February 2011, the Company issued 21,000,000 shares of common stock to three individuals for services.  The fair value of these shares at the date of grant was $13,745 based on the value of shares previously issued by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company.  During the six months ended March 31, 2011 and 2010, The Cancer Foundation, Inc. paid $11,155 and $70,000, respectively.  These payments have been recorded as contributed capital for the Company.

NOTE 5 – LITIGATION

On March 11, 2011, the Company filed a suit in Queen Anne’s County, Maryland against Marshall & Ilsley Trust Company and Venable L.L.P. for alleged civil conspiracy beginning in 1998 and continuing through November 2010, at which time the alleged conspirators abandoned their efforts.  Marshall & Ilsley allegedly participated with the two lenders to Winterland Concessions Company, a previous subsidiary.  The civil conspiracy expanded to damages through additional causes being tortious aiding and abetting, breach of fiduciary duty, negligence, intentional misrepresentation, and negligent misrepresentation, resulting in damages to VR Holding’s subsidiaries and approximately 2,500 parties in the amount of $1.6 billion plus punitive damages and legal fees.

NOTE 6 – SUBSEQUENT EVENTS

On May 25, 2011, the Illinois State Appellate Court ruled in VR Holdings' favor in regards to the The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation stating that there were no res judicata or statute of limitations problems, and in addition, stated that "…the bankruptcy court in Maryland lacked jurisdiction to decide the contract claim at issue here."  VR Holdings was advised that the defenses in the Maryland case were almost identical to the two items eliminated in the Illinois case.  The same damages could not be collected twice.  For that reason, and since Marshall & Ilsley is believed to be in financial difficulty, there was no reason to burden the court with this suit when a decision on the major defense issues were already ruled on in another suit and the Illinois decision questioned a Maryland court's authority.  On advice of counsel, the case was withdrawn.

ITEM 2.

Management's discussion and Analysis of FinancialCondition and Results of Operations.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Revenues.  We had no revenues for the three months ended March 31, 2011 and 2010.

General and Administrative Expenses.  Our general and administrative expenses decreased from $100,846 in 2010 to $22,327 in 2011.  This decrease was primarily the result of professional fees incurred in connection with the litigation and the registration of our common shares during 2010.

Net Loss.  Our net loss decreased to $22,327 for 2011 from $100,846 for 2010.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010.

Revenues.  We had no revenues for the six months ended March 31, 2011 and 2010.

General and Administrative Expenses.  Our general and administrative expenses decreased from $125,846 in 2010 to $52,093 in 2011.  This decrease was primarily the result of professional fees incurred in connection with the litigation and the registration of our common shares during 2010.

Net Loss.  Our net loss decreased to $52,093 for 2011 from $125,846 for 2010.

Liquidity and Capital Resources

The directors of The Cancer Foundation have agreed that The Cancer Foundation would advance money to VR Holdings to be used to pay legal and audit expenses associated with the legal action taken by VR Holdings against our lender group.  As a charitable foundation, The Cancer Foundation determined that it was in the best interests of the foundation to attempt to recover gifts that were made to it but not received.  The Cancer Foundation believes that this is the best way for it to recover the $80,000,000 donation that it would have received from VR Holdings had the lender group of VR Holdings not taken actions that caused VR Holdings to lose its value.  However, it should be understood that even though VR Holdings desired to make the proposed $80,000,000 gift to The Cancer Foundation, the foundation had no legal claim to the money and we were not contractually obligated to make the gift.  In addition, The Cancer Foundation determined that it was in the best interests of the foundation to exchange it claim against the lender group for shares of VR Holdings and to pay legal bills and audit expenses of VR Holdings.  There is no formal agreement between VR Holdings and The Cancer Foundation concerning the payment of legal and audit expenses of VR Holdings, Inc. by The Cancer Foundation.  However, The Cancer Foundation may continue to pay bills associated with the current litigation, as funds become available to The Cancer Foundation, but there is no obligation to do so.

The Cancer Foundation has paid our expenses for the periods indicated as follows:

Period	Amount
Year ended September 30, 2008	$ 15,000
Year ended September 30, 2009	19,567
Year ended September 30, 2010	116,961
Six months ended March 31, 2011	11,155

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  As of March 31, 2011, we had $0 in cash and cash equivalents.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of March 31, 2011, we had outstanding liabilities of $215,694, which is payable within 12 months.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  See “Business – Legal Proceedings.”  In the event that we are unsuccessful in our litigation, we would be required to raise additional equity capital.  At this time, we have no plans to raise any capital through equity or debt offerings.  There are no interest, penalties or fines accruing on the past due amounts.

We plan to fund our proposed operations from some or all of our litigation efforts.  If we are unsuccessful in our litigation, we will have to raise capital by means of borrowings or the sale of shares of our common stock.  At present, we do not have any commitments with respect to future financings.  If we are unable to raise the capital we need to finance our business, and our litigation is unsuccessful, our proposed business will likely fail.

At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months.  We estimate that we will need at least $100,000 to fund our operations over the next 12 months.  These funds will be spent to fund the current ligation that has been filed.  Recently, The Cancer Foundation, Inc., a charitable foundation established in 1968 by the uncles and father of Mr. Morton M. Lapides, Sr., who along with his wife are the controlling stockholders of Deohge Corp., our majority stockholder, has made capital contributions of money to pay most of our current operating expenses.  However, we cannot continue to rely upon any future funding from The Cancer Foundation, Inc.

Special Note Regarding Forward-Looking Statements

In this report, we make a number of statements, referred to as “forward-looking statements” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to VR Holdings and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate under the circumstances.

You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of VR Holdings, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•

Whether or not markets for our proposed products develop and, if they do develop, the pace at which they develop;

•

Our ability to attract and retain qualified personnel to implement our growth strategies;

•

Our ability to fund our financing needs;

•

Competitive factors;

•

General economic conditions; and

•

Changes in our business plan and corporate strategies.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning VR Holdings and our business made elsewhere in this report.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2010.

Item 4.

Controls and Procedures.

See Item 4(T) below.

Item 4(T).

Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2011 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings.

VR Holdings, Inc. v. Marshall & Ilsley Trust Company and Venable L.L.P.

On June 9, 2011, VR Holdings, Inc., pursuant to an agreement of all parties, dismissed with prejudice as to its refilling its lawsuit against Marshall & Ilsley Trust Company and Venable LLP in the matter of VR Holdings, Inc. v. Marshall & Ilsley Trust Company, et al., in Case No. 1:11-cv-01024-RDB, in the United States District Court for the District of Maryland.

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

On May 25, 2011, a three-Judge panel of the Appellate Court of Illinois, First Judicial District, in a unanimous ruling, granted the appeal filed by MML, Inc. and Morton M. Lapides, Sr.  The appellate court reversed the trial judge’s dismissal of our case on res judicata grounds.  In addition, the appellate court addressed the other grounds on which the Defendants Cerberus Capital Management, L.P., Madeleine, LLC and Gordon Brothers Group moved to dismiss the case and ruled that none of those grounds had legal merit.  The appellate court held that Defendants “have not presented grounds for finding that the complaint fails to state a cause of action,” reversed Judge Goldberg’s dismissal, and remanded the case back to the trial court.  The Defendants have not filed a motion asking the Appellate Court to reconsider its decision, nor have they sought leave to appeal the case to the Illinois Supreme Court.  Assuming Defendants do not file leave to appeal to the Illinois Supreme Court, the Defendants must file an Answer to the complaint and the parties will begin discovery.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.

Other Information.

Not applicable.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of John E. Baker, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of John E. Baker, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of John E. Baker, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Certification of John E. Baker, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: June 30, 2011.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	June 30, 2011
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	June 30, 2011