Form 10-Q
period 2011-06-30
VR Holdings, Inc.
filed 2011-08-22
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At August 15, 2011, the registrant had outstanding 440,708,343 shares of common stock.

.

Table of Contents

Item 1.

Financial Statements.

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

12

Item 4.

Controls and Procedures.

12

Item 4(T).

Controls and Procedures.

12

Item 1.

Legal Proceedings.

13

Item 1A.

Risk Factors.

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.

Defaults Upon Senior Securities.

13

Item 4.

(Removed and Reserved).

13

Item 5.

Other Information.

13

Item 6.

Exhibits.

14

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2011	2010

ASSETS
Total assets	$ –	$ –

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 218,094	$ 204,994
Total current liabilities	218,094	204,994

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 440,708,343 and 394,508,343 shares issued and outstanding, respectively	441	394
Additional paid-in capital	8,638,963	8,595,312
Accumulated deficit	(15,492,955)	(15,492,955)
Retained earnings during development stage	6,635,457	6,692,255
Total shareholders’ deficit	(218,094)	(204,994)

Total liabilities and shareholders’ deficit	$ –	$ –

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2011	2010

Revenue	$ –	$ –

Expenses - General and administrative	4,705	101,435

Loss from operations	(4,705)	(101,435)

Other income (expense)
Gain on forgiveness of debt	–	–
Interest expense	–	–

Net loss	$ (4,705)	$ (101,435)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares – basic and diluted	428,708,343	394,276,475

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended June 30,		For the Period from July 25, 2006 to June 30,
	2011	2010	2011

Revenue	$ –	$ –	$ –

Expenses - General and administrative	56,798	258,392	669,820

Loss from operations	(56,798)	(258,392)	(669,820)

Other income (expense)
Gain on forgiveness of debt	–	–	7,414,017
Interest expense	–	–	(108,740)

Net income (loss)	$ (56,798)	$ (258,392)	$ 6,635,457

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares – basic and diluted	424,092,958	394,165,486

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,		For the Period from July 25, 2006 to June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (56,798)	$ (258,392)	$ 6,635,457
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	30,238	196	297,893
Expenses paid by shareholder	13,460	106,961	153,833
Gain on settlement of debt	–	–	(7,414,017)
Changes in operating assets and liabilities:
Accounts payable	13,100	151,235	218,094
Accrued interest payable	–	–	108,740
Net cash used by operating activities	–	–	–

NET CHANGE IN CASH	–	–	–

CASH AT BEGINNING OF PERIOD	–	–	–

CASH AT END OF PERIOD	$ –	$ –	$ –

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$ –	$ –	$ –
Income taxes	–	–	–

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s registration statement on Form S-1. Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Subsequent Events

VR Holdings, Inc. evaluated subsequent events through the date the financial statements were issued.

NOTE 2 – GOING CONCERN

At June 30, 2011, we had no assets and a working capital deficit of $218,094.  Through June 30, 2011, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2011.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company.  During the nine months ended June 30, 2011 and 2010, The Cancer Foundation, Inc. paid $13,460 and $106,961 respectively.  These payments have been recorded as contributed capital for the Company.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

Revenues.  We had no revenues for the three months ended June 30, 2011 and 2010.

General and Administrative Expenses.  Our general and administrative expenses decreased from $101,435 in 2010 to $4,705 in 2011.  This decrease was primarily the result of professional fees incurred in connection with the litigation and the registration of our common shares during 2010.

Net Loss.  Our net loss decreased to $4,705 for 2011 from $101,435 for 2010.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010.

Revenues.  We had no revenues for the nine months ended June 30, 2011 and 2010.

General and Administrative Expenses.  Our general and administrative expenses decreased from $258,392 in 2010 to $56,798 in 2011.  This decrease was primarily the result of professional fees incurred in connection with the litigation and the registration of our common shares during 2010.

Net Loss.  Our net loss decreased to $56,798 for 2011 from $258,392 for 2010.

Liquidity and Capital Resources

The directors of The Cancer Foundation have agreed that The Cancer Foundation would advance money to VR Holdings to be used to pay legal and audit expenses associated with the legal action taken by VR Holdings against our lender group.  As a charitable foundation, The Cancer Foundation determined that it was in the best interests of the foundation to attempt to recover gifts that were made to it but not received.  The Cancer Foundation believes that this is the best way for it to recover the $80,000,000 donation that it would have received from VR Holdings had the lender group of VR Holdings not taken actions that caused VR Holdings to lose its value.  However, it should be understood that even though VR Holdings desired to make the proposed $80,000,000 gift to The Cancer Foundation, the foundation had no legal claim to the money and we were not contractually obligated to make the gift.  In addition, The Cancer Foundation determined that it was in the best interests of the foundation to exchange its claim against the lender group for shares of VR Holdings and to pay legal bills and audit expenses of VR Holdings.  There is no formal agreement between VR Holdings and The Cancer Foundation concerning the payment of legal and audit expenses of VR Holdings, Inc. by The Cancer Foundation.  However, The Cancer Foundation may continue to pay bills associated with the current litigation, as funds become available to The Cancer Foundation, but there is no obligation to do so.

The Cancer Foundation has paid our expenses for the periods indicated as follows:

Period	Amount
Year ended September 30, 2008	$ 15,000
Year ended September 30, 2009	19,567
Year ended September 30, 2010	116,961
Nine months ended June 30, 2011	13,460

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  As of June 30, 2011, we had $0 in cash and cash equivalents.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of June 30, 2011, we had outstanding liabilities of $218,094, which is payable within 12 months.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  See “Business – Legal Proceedings.”  In the event that we are unsuccessful in our litigation, we would be required to raise additional equity capital.  At this time, we have no plans to raise any capital through equity or debt offerings.  There are no interest, penalties or fines accruing on the past due amounts.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2011 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP The defendants did not move for reconsideration or appeal the appeal court's decision reversing the trial court dismissal of the action. The matter will be sent back to the trial court at which time the trial court is expected to set a case schedule permitting the case to move forward.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

(Removed and Reserved).

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

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: August 22, 2011.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

    Chief Financial Officer and
   Principal Accounting Officer