Form 10-Q/A
period 2011-06-30
VR Holdings, Inc.
filed 2011-08-29
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE: The Company has included the Interactive Data Table exhibits with this amended filing.

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

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

(Removed and Reserved).

Item 5.

Other Information.

Not applicable.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Amended Certification of John E. Baker, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Amended Certification of John E. Baker, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Amended Certification of John E. Baker, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Amended Certification of John E. Baker, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema Document (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

Date: August 29, 2011.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

    Chief Financial Officer and
   Principal Accounting Officer