Form 10-Q/A
period 2011-06-06
VR Holdings, Inc.
filed 2011-11-01
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q/A
Amendment No. 2

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June, 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

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

1

Table of Contents

Item 1.

Financial Statements.

2

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

3

Item 4.

Controls and Procedures.

3

Item 4(T).

Controls and Procedures.

3

Item 1.

Legal Proceedings.

3

Item 1A.

Risk Factors.

3

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

3

Item 3.

Defaults Upon Senior Securities.

4

Item 4.

Submission of Matters to a Vote of Security Holders.

4

Item 5.

Other Information.

4

Item 6.

Exhibits.

4

EXPLANATORY NOTE

On August 22, 2011, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the period ended June, 30, 2011.  On August 29, 2011, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q/A. Amendment No. 1, for the period ended June, 30, 2011, to include the Interactive Data Table exhibits with the amended filing.  This Amendment No. 2 to our Quarterly Report on Form 10-Q is being filed to clarify Note 5 in the financial statements contained in our Quarterly Report on Form 10-Q and Part II, Item 1.

The filing of this Form 10-Q/A, Amendment No. 2, is not an admission that our Form 10-Q for the quarter ended June, 30, 2011 when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Quarterly Report on Form 10-Q.  We have not updated the disclosures in this Form 10-Q/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Incorporated by reference from the registrant’s report on Form 10-Q/A, Amendment No. 1, dated August 29, 2011, except for Note 5, below.

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

On May 25, 2011, the Illinois State Appellate Court ruled in VR Holdings’ favor in regards to The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation stating that there were no res judicata or statute of limitations problems, and in addition, stated that “…the bankruptcy court in Maryland lacked jurisdiction to decide the contract claim at issue here.”  VR Holdings was advised that the defenses in the Maryland case were almost identical to the two items eliminated in the Illinois case.  The same damages could not be collected twice.  For that reason, and since Marshall & Ilsley is believed to be in financial difficulty, there was no reason to burden the court with this suit when a decision on the major defense issues were already ruled on in another suit and the Illinois decision questioned a Maryland court’s authority.  On advice of counsel, the case was withdrawn.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the registrant’s report on Form 10-Q/A, Amendment No. 1, dated August 29, 2011.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from the registrant’s report on Form 10-Q/A, Amendment No. 1, dated August 29, 2011.

Item 4.

Controls and Procedures.

See Item 4(T) below.

Item 4(T).

Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-Q/A, Amendment No. 1, dated August 29, 2011.

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

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

On May 25, 2011, a three-Judge panel of the Appellate Court of Illinois, First Judicial District, in a unanimous ruling, granted the appeal filed by MML, Inc. and Morton M. Lapides, Sr.  The appellate court reversed the trial judge’s dismissal of our case on res judicata grounds.  In addition, the appellate court addressed the other grounds on which the Defendants Cerberus Capital Management, L.P., Madeleine, LLC and Gordon Brothers Group moved to dismiss the case and ruled that none of those grounds had legal merit.  The appellate court held that Defendants “have not presented grounds for finding that the complaint fails to state a cause of action,” reversed Judge Goldberg’s dismissal, and remanded the case back to the trial court.  The Defendants have not filed a motion asking the Appellate Court to reconsider its decision, nor have they sought leave to appeal the case to the Illinois Supreme Court.  The matter has been sent back to the trial court and the trial court is expected to set a case schedule permitting the case to move forward.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Incorporated by reference from the registrant’s report on Form 10-Q/A, Amendment No. 1, dated August 29, 2011.

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

Date: November 1, 2011.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	November 1, 2011
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	November 1, 2011