Form 10-K
period 2011-09-30
VR Holdings, Inc.
filed 2012-01-10
CIK 1492052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 333-166884

VR HOLDINGS, INC.
(Exact name of issuer as specified in its charter) (Exact name of registrant as specified in its charter)

Delaware	52-2130901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 Chester Road, Chester, Maryland	21619
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (443) 519-0129

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.000001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [X]  No [  ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 30, 2011 (based on the closing sale price of $0.15 per share of the registrant’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately $6,472,050.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 31, 2011, the registrant had outstanding 440,758,343 shares of common stock, par value $0.000001 per share.

Table of Contents

Item 1.

Business.

Item 1A.

Risk Factors.

10

Item 1B.

Unresolved Staff Comments.

10

Item 2.

Properties.

10

Item 3.

Legal Proceedings.

Item 4.

(Removed and Reserved).

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities.

Item 6.

Selected Financial Data.

17

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.

Financial Statements and Supplementary Data.

27

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

27

Item 9A.

Controls and Procedures.

Item 9A(T).

Controls and Procedures.

28

Item 9b.

Other Information.

Item 10.

Directors, Executive Officers and Corporate Governance.

Item 11.

Executive Compensation.

33

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

36

Item 13.

Certain Relationships and Related Transactions and Director Independence.

37

Item 14.

Principal Accounting Fees and Services.

37

Item 15.

Exhibits, Financial Statement Schedules.

38

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks Cityand uncertainties inherent in Cityall projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues Cityand results of operations Cityare difficult to forecast Cityand could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks Cityand uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1.

Business.

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” the “company” or “VR Holdings” are to the business of VR Holdings.

VR Holdings, Inc., a Delaware corporation, was incorporated in 1998 to be the parent company of a group of entities owned by MML, Inc. which was in turn controlled by Morton M. Lapides, Sr. and his family.  The companies included in this consolidation were MML, Inc., Transcolor Corp., Valley Rivet Company, Alleco, Inc. and Allegheny Pepsi Cola Bottling Company.  VR Holdings, Inc. itself has never had any operations or employees but acted as a holding company only.

During the period from 2003 to 2006, through an investigation  by The Cancer Foundation, Inc., a charitable foundation resulting from the merger in 2006 of the Lapides Brothers Foundation, founded by the uncles and father of Mr. Morton M. Lapides, Sr. in 1968 and Citizens For a Cancer Free America, along with Mr. Lapides Sr., it was determined by The Cancer Foundation, Inc. and others that certain lenders, through alleged illegal practices, had taken advantage of Mr. Lapides Sr. and other creditors and stockholders of VR Holdings to gain control of a certain operating subsidiary while Mr. Lapides was undergoing treatment for life threatening pancreatic cancer.  These alleged illegal practices resulted in VR Holdings losing control of various operating subsidiaries and allegedly ultimately causing VR Holdings to lose an estimated $1.6 billion associated with these operations.  As a result, it was decided by the stockholders of VR Holdings to reorganize the ownership of the company and to file a law suit against the lenders and related parties to recover the damages caused by the lender’s alleged illegal activities.

If we are successful in our litigation effort in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, more fully discussed in “Business – Legal Proceedings,” our business going forward is expected to consist of a strategy to build a diversified portfolio of investments in various legal claims and to provide our stockholders with an attractive level of capital growth through investing directly and indirectly in litigation and arbitration cases, claims and disputes.  See “Business – Financing Litigation.”

Going forward, the primary operating function of VR Holdings will be to invest directly and indirectly in litigation and arbitration cases, claims and disputes.  We hope to provide the capital for our intended VR Holdings business plan through the proceeds which we may receive in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation described in this Report.  However, if we are not successful in that litigation, we still intend to pursue our business plan, and if necessary raise whatever funds we may need by means of a debt or equity offering.  It should be clearly understood that we will not be able to commence the proposed business of VR Holdings, unless and until we are successful in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation, or we raise additional funds by means of a debt or equity offering.  We will explore whatever capital-raising steps which seem most likely to produce the capital we need to finance our litigation and to fund the proposed business of VR Holdings going forward.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.  We have not yet made any decision on what capital-raising steps we might take, but expect to make that decision once we know the outcome of The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation.

Additionally, one of the effects of the exchange of claims with the claimants as described in our registration statement filed with the SEC is to extinguish any claim against Mr. Lapides for which he has been held personally liable in Cause No. 98-6-5483-JS, In re Transcolor Corporation, Debtor, National City Bank of Minneapolis, Plaintiff vs. Morton M. Lapides, Sr., et al., Defendants, in the United States Bankruptcy Court for the District of Maryland.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  In the Maryland litigation, Mr. Lapides was found to be personably liable for $7,000,000, plus interest.

If we are not successful in our litigation in The Cancer Foundation, Inc. v. Cerberus Capital Management, LPI, the amount owed by Mr. Lapides will not be paid by VR Holdings.  VR Holdings does not have any legal obligation to offer any of its shares to any of the below described claimants.  However, we wish to do so to resolve potential claims against us so that we can move forward with the expectation that our past liabilities, both asserted and unasserted, have been extinguished.

Financing Litigation

One of the objectives of VR Holdings is to build a diversified portfolio of investments in claims and to provide our stockholders with an attractive level of capital growth through investing directly and indirectly in litigation and arbitration cases, claims and disputes.  It is expected that these investments will initially be made in the United States.

VR Holdings intends to invest approximately 50 percent of our available funds through loans to law firms to finance legal fees and costs in connection with active participation in claims (through co-counsel agreements with other lawyers).  The remainder of our available funds will be kept in reserve to fund our ongoing operations.

Investments by way of loans to law firms will be made when:

•

A direct investment by VR Holdings is not possible or preferred because (for example) it is not permitted for legal or ethical reasons; and

•

In instances where it is not practicable to get all plaintiffs individually to agree to a direct investment.

The ultimate goal of VR Holdings is to be a leading source of value-added and direct financing for large claims in complex litigation and arbitration worldwide where such financing is considered to be lawful and permitted under local law and rules on professional ethics.

The Market

Historically, legal and ethical concerns about third parties profiting from investments in litigation have restricted the growth of litigation financing.  We consider that the ability of a plaintiff to fund part of its case in cash and part on a contingent fee basis may act as an incentive for plaintiffs to generate cash for a portion of their interest in a claim, which allows them to negotiate a lower contingent fee percentage with their lawyers.

Contingent fees (with the law firms being remunerated by reference to a percentage of the proceeds of the litigation or arbitration) are specifically allowed by statute in a number of states.  For example, in Texas lawyers’ contingent fees range between 25 percent and 33 percent of the plaintiff’s total recovery in a case undertaken on a ‘‘no win, no fee’’ basis.

Competition

A number of U.S. companies already exist which purchase claims directly from individual plaintiffs in the U.S. or provide loans to law firms secured by an interest in the law firm’s portfolio of contingent fee cases or interests in a particular case.  See for example, Counsel Financial, Law Finance Group, Inc., and Amicus Capital Services, LLC.

Investment Objective and Policy

VR Holdings intends to invest in a wide variety of arbitration and litigation claims.  The investment objective of VR Holdings is to build a diversified portfolio of investments in claims and to provide our stockholders with an attractive level of capital growth through investing directly and indirectly in litigation and arbitration cases, claims and disputes.

VR Holdings will seek to meet its investment and yield objectives through investing in large claims, typically where the total recoveries sought exceed $2,000,000.  Except where specifically approved by our board of directors, no single investment of VR Holdings will exceed $1,000,000.  We anticipate that we will consider or examine several investment opportunities for every investment that is actually funded.

Investment opportunities will be selected using underwriting criteria to be developed as set out below.  We will seek to achieve diversification of investments by industry, jurisdiction, claim size and expected time-to-return, although most investments will be long-term with an expected return within two to five years of investment.

Investments will be structured as loans when a direct investment by VR Holdings is not possible because (for example) it is not clearly permitted for legal or ethical reasons, in instances where it is not practicable to get all plaintiffs individually to agree to a direct investment.

As at the date of this Report, VR Holdings has not made (nor entered into any commitment to make) any direct or indirect investments.

Direct Investments

VR Holdings intends to make direct investment in a variety of different claims, including but not limited to the following:

•

Property damage, defaulted debt, breach of contract, insurance, antitrust, indemnification, subrogation, environmental liability, securities, expropriation and government taking, unregistered intellectual property and other business claims (‘‘Business Claims’’); and

•

Claims and interests involving registered intellectual property (copyright, trademark and patent) (‘‘Registered Intellectual Property Claims’’).

VR Holdings will use a variety of structures to make direct investments in litigation and arbitration claims.  These structures will be carefully customized by us for each case opportunity in order to seek compliance with legal requirements and local rules on professional ethics as well as seeking to ensure the enforceability of VR Holdings’ direct investment contracts and collectability of the relevant share of the recoveries.

It is anticipated that typically VR Holdings will pay money to the plaintiff(s) themselves, in connection with the purchase of a percentage of the case recovery.  In some instances, the terms of the investment will require some or all of the claim purchase monies to be paid to the prosecuting lawyer to finance the case.

Loans to Law Firms

VR Holdings intends to make loans to law firms.  The loans will not exceed $1,000,000 for any one case (unless specifically approved by our board) and will be used by the law firms to finance legal fees and costs in connection with active participation in claims pending in the U.S. courts and in pending arbitrations (through co-counsel agreements with other lawyers actively involved in pursuing those claims or other financing relationships).  Those claims will be in a variety of different areas, including but not limited to the following: Business Claims, Registered Intellectual Property Claims, personal injury claims, wrongful death claims and claims in litigation and arbitration.

Investment Structures

Before making an investment, VR Holdings intends to obtain a written reasoned opinion from an independent appropriately-qualified law firm to confirm (subject to customary exceptions) that the proposed investment will not contravene local laws or rules on professional ethics.  VR Holdings will use local attorneys to review these issues to ensure compliance with local laws and regulations.  It is expected that the cost of this review on a case by case basis would be between $5,000 and $15,000 depending on the complexity of the case and the local rules and regulations.  These costs will tend to be reduced as VR Holdings gains additional knowledge in evaluating potential claims.

Marketing

We will seek to find opportunities to make investments either through VR Holdings or through loans to law firms.  In addition, if considered permissible under local laws and rules on professional ethics, VR Holdings may compensate third-party case finders with participation interests or referral fees in cases in which VR Holdings invests.  Before any such incentive payment is made, opinions from appropriately-qualified independent lawyers will be sought confirming that such payments are considered to be legal and ethical.  It is anticipated that the incentives offered by VR Holdings to referring lawyers (where appropriate) will result in a substantial flow of case opportunities.  VR Holdings does not plan to advertise its services on a retail basis.  Initially, all marketing undertaken on behalf of VR Holdings will be on a discrete, professional-referral basis only.  We intend to engage the services of attorneys and consultants to the legal industry to assist us in our marketing efforts.

Overview of Underwriting Model

After consultation with outside advisers and upon receipt of sufficient funds to pay for such advice either from success in VR Holdings’ litigation efforts or through receipt of funds from borrowing or sales of common stock, VR Holdings will adopt criteria that must be satisfied before an investment can be made (whether directly or by way of loan to a law firm).  These criteria will be regularly reviewed to ensure that appropriate risk-evaluation methods are in place.  The underwriting process will include an evaluation of traditional litigation risk elements, such as liability, quantum and collection risks, the experience and track record of the lawyers prosecuting the claim, the financial strength of the lawyers prosecuting the claim, the likelihood of the target defendants to settle the claim, the likelihood of recovery of a judgment or settlement, and whether the claim is wholly or partially insured.

Case Analysis Models

After consultation with outside advisers and upon receipt of sufficient funds to pay for such advice either from success in VR Holdings’ litigation efforts or through receipt of funds from borrowing or sales of common stock, before investing in a case, we intend to use case analysis models to be developed by us.  These will include case evaluation, underwriting, case tracking and risk diversification models and systems which will seek to analyze due diligence information, evaluate claim potential, peg optimal investment thresholds and case-type diversification, track case status and progress, and monitor investment yields for future application.

Due Diligence

Before investing in a claim, we will arrange for any necessary due diligence (such as key substantive legal issues) to be carried out by suitably qualified experts.  However, the amount of due diligence which may be able to be undertaken, may be limited if it is considered to result in any waiver of attorney-client privilege.  The cost of this due diligence process could range from $10,000 to $25,000 per case depending on the complexity of the lawsuit and legal environment in which the case will be litigated.  Once the volume of this active has increased, VR Holdings will hire a fulltime employee to perform this function and as this person gains experience in performing the due diligence function it is expected that there will be a reduction in the cost per case.  This person will probably be an attorney with annual cost of approximately $120,000.

Investment Contracts

Before making an investment, VR Holdings will obtain legal advice from a recognized independent third party law firm or legal expert that the proposed investment contract will be enforceable, subject to customary exceptions, and will not contravene any legal or ethical rules in the jurisdiction in which the case is being heard.

We intend that a typical investment contract for a cash purchase by VR Holdings will include the following key terms:

•

Whether the case has been dismissed, settled or otherwise disposed;

•

Material setbacks in the case that would affect investment value;

•

Statement of prospects for the case;

•

Other key negative developments;

•

Changes in lawyers prosecuting or defending the case;

•

Changes in material aspects of applicable law;

•

Material changes in circumstances of a defendant that could affect liability or recovery (such as bankruptcy of defendant or plaintiff), and scheduled trial date;

•

Require litigation proceeds to be paid into an agreed dollar bank account;

•

Contain certain indemnifications and releases; and

•

Wherever possible, investments or loans will be in tranches, with payments to be released at certain identified stages in the case.

We intend that a typical agreement between a law firm and an originating law firm, under which a loan by VR Holdings to the relevant law firm is deployed, will include the following key terms:

•

Definitive descriptions of the scope of work to be performed by the other law firm;

•

Wherever possible, investments or loans will be in tranches, with payments to be released at certain identified stages in the case; and

•

Wherever possible, certain rights in favor of VR Holdings if the relevant law firm defaults under the loan agreement with VR Holdings.

Monitoring Investments

Except where permitted by local law and the applicable investment contracts, we will not advise on or be involved with the prosecution of a claim in which VR Holdings has a direct investment.  The lawyer advising the plaintiff will agree to update us on the progress of claims on a regular basis (subject to any ethical restriction in relation to attorney-client privilege).  For legal, commercial and ethical reasons, VR Holdings will not be able to publicly disclose full details of any update it receives and will not be able to disclose the parties involved or any further details that would allow the parties to the case to be identified.

In the case of loans to law firms, a suitably qualified partner of such firm approved by us, will be actively involved in the prosecution and/or management of the case and will, to the extent permissible, keep us informed as to progress.  Again, for legal, ethical and commercial reasons, VR Holdings will not be permitted to publicly disclose full details of any update it receives and, if VR Holdings is permitted to know their identities, will not be able to disclose the parties involved or any further details that would allow any of the parties involved in the case to be identified.  However, VR Holdings will ensure that it complies with its disclosure obligations under SEC rules.

Investment Restrictions

It is VR Holdings’ intention to build a portfolio of investments in a diverse range of litigation and arbitration cases, claims and disputes.  Unless our board otherwise determines, prior to making any investment, we must obtain a reasoned legal opinion confirming (with customary exceptions) that the proposed investment is not considered to contravene any legal or ethical restriction or applicable law in the relevant jurisdiction.  However, there will be no other geographical or sectoral restrictions upon VR Holdings’ investments.

Except where specifically approved by our board of directors, no single investment of VR Holdings will exceed $1,000,000.

Where VR Holdings purchases interests in a claim directly from the claim holder, VR Holdings will acquire up to 50 percent of the plaintiff’s recoveries.  This percentage may be increased with approval of our board of directors.  Where VR Holdings’ investments takes the form of a loan to a law firm, the funds will be used by the law firm to earn a percentage of the contingent fee entitlement of the lawyers engaged in the particular case.  It is expected that the participating law firm will earn up to 50 percent of the total contingent fee in any such case.

Any variation to VR Holdings’ investment objective and policy or restrictions will be made only following approval of our board and subject to compliance with SEC rules.

Competitive Strengths

The competition in the U.S. has been analyzed by VR Holdings.  We believe most companies operating in litigation claim recovery focus on financial transactions with individual (as opposed to business) plaintiffs, seeking to purchase a share of the plaintiff’s personal injury claim.  Some also make loans to law firms secured by interests in contingent fees.

We believe we have the following strengths in relation to our competition:

•

We plan to market principally to qualified lawyers;

•

We will only undertake carefully screened investments; and

•

We will develop and deploy case underwriting systems and techniques to reduce risk of loss and increase margins.

Legal and Professional Ethics Issues

VR Holdings, before investing or purchasing claims and upon receipt of sufficient funds to pay for such advice either from success in VR Holdings’ litigation efforts or through receipt of funds from borrowing or sales of common stock, intends to obtain legal opinions in those jurisdictions where we wish to make investments in order to determine the validity of our proposed investment.  In many jurisdictions investment in and syndication of rights to the proceeds of legal claims is a novel concept, which has not been considered by the courts nor addressed by statute.  In certain jurisdictions, such as California, while no binding court decisions specifically disapprove of the practice, a court may still decline to enforce such arrangements if, for example, there is an indication that a non-party to a claim is in any way controlling the prosecution of that lawsuit, or if it appears that a non-lawyer is unlawfully engaged in the practice of law, or if the arrangement otherwise offends the public policy of the jurisdiction.

For each of our investments, VR Holdings intends to rely on lawyers which we believe have suitable expertise to provide correct and accurate interpretation of the laws and ethics of the relevant jurisdiction as they apply to the investment in question.  However, in the event that such interpretations are incorrect or subject to qualifications our investments could be open to challenge or subsequently reduced in value or extinguished.  If we are able, we intend to employ legal consultants who would be able to identify the lawyers with the specific expertise that we would require.

Changes in laws or ethical rules in jurisdictions where these restrictions currently do not apply could further reduce or limit opportunities for VR Holdings to make investments as envisaged or could result in the diminution or extinction of the value of investments already made by VR Holdings in such jurisdictions.

Evaluation and Disclosure of Cases and Case Performance to Investors May Not be Permitted

Details of actual cases that VR Holdings intends to invest will not be disclosed on a named basis to our stockholders, and in any event not all information relevant to the evaluation of any case investment by VR Holdings will be permitted by law or professional ethics codes of conduct to be made available to VR Holdings or our stockholders.  In particular, any sharing with VR Holdings or our stockholders of confidential information protected by attorney-client privilege or by attorney work-product doctrine could waive all protection of that information.  Such waiver could severely damage the value of the underlying claim by giving the opponent access to sensitive information.  Any agreement to share with our stockholders any information and evidence related to the case could preclude the plaintiff from entering into confidentiality agreements with co-plaintiffs in the same matter.  Such sharing could also make discovery from the adverse party problematical as most discovery is covered by court-issued protective orders that ensure the confidentiality of all parties.  A breach of a protective order could subject a party to serious sanctions that would impact the value of the underlying claim.

In some instances, case settlements and case prospects will be confidential and/or subject to lawyer-client privilege.  Accordingly, our stockholders will not have an opportunity to evaluate for themselves cases in which VR Holdings intends to or does invest, either directly or through loans to law firms, and therefore our stockholders will be dependent upon our judgment and ability in investing and managing the assets of VR Holdings.  The valuation of each investment will be subject to policies adopted by VR Holdings and may not reflect the actual financial prospects of such investment at any given time.

Recovery Collection Risks

Part of the case selection process for investment involves an assessment by us of the ability of the defendant to pay a judgment or award if the case is successful.  If the defendant is unable to pay or the plaintiff or defendant seeks to challenge the validity of the investment on legal or professional ethics grounds, we and, in the case of loans to law firms, may encounter difficulties collecting our contractually agreed share of litigation recoveries from plaintiffs selling such interests or lawyers with which the law firms has a co-counsel relationship.

In addition, although VR Holdings intends to seek advice on the proposed rate of interest on our loans to law firms, such interest rate could nevertheless be open to challenge and, if successful, might result in such interest payments being unenforceable or reduced.

Perceptions of Lawyers and Advisors

The participation of licensed lawyers involved in investments contemplated by VR Holdings is fundamental to the business model of VR Holdings.  Although VR Holdings will, before making an investment, obtain a reasoned, written opinion from an independent appropriately qualified lawyer to the effect that (with customary exceptions) the proposed investment will not give rise to professional ethical restrictions on ‘‘fee splitting’’ between lawyers and non-lawyers (or ‘‘fee sharing’’ between lawyers) or a violation of other legal prohibitions (such as champerty or maintenance), a number of professional ethics rules and legal restrictions are conceptual in nature and their application is difficult to predict.  It is, therefore, possible that a court of law or a professional legal ethics regulatory authority in the U.S. will not agree with our opinions or our external experts if the issue is challenged.  If such lawyers perceive either that the contemplated transactions are not legal or ethical under applicable laws or professional ethics rules, whether correctly or not, or that there is a risk that defendants, regulators or lawyers may challenge or raise defenses based on the existence of our investment, there may be a diminished market for some of the investment transactions proposed by VR Holdings.

Enforceability of Investment Contract Provisions

The contracts which VR Holdings proposes to use to document investments in claims will be tailored to meet requirements and legal restrictions of the jurisdictions in which the claims are purchased and/or in which the claims are pending.  However, VR Holdings intends to include standard clauses in those contracts wherever possible.  For example, VR Holdings intends to subject disputes between the claim seller and VR Holdings under most or all investment documents to binding arbitration under laws and rules of procedure other than those of the jurisdiction(s) in which the claim seller is resident or the underlying litigation or arbitration is pending.  VR Holdings’ investment documents will be drafted and reviewed by qualified lawyers but the terms may not be given the meaning and effect intended by VR Holdings if subject to a dispute before a court of competent jurisdiction or a relevant tribunal.

In particular, a court (including that of the relevant state in which the investment is being made) may decline to enforce the arbitration clauses for a variety of reasons and such a court or any relevant arbitration tribunal may, in certain circumstances, in fact determine that it is appropriate to apply the laws of a jurisdiction (including that of the relevant state in which the investment is being made) other than those provided for in the documentation.  In addition, where an award is rendered by any court or relevant arbitration tribunal under the terms of the investment documents, the courts of any jurisdiction in which enforcement of that award or judgment is attempted may decline to enforce it for a number of reasons including, for example, public policy concerns.

If a court were to ignore or invalidate a material provision of VR Holdings’ investment documents, such as the mandatory arbitration provisions, or were to refuse to enforce an award or judgment rendered pursuant to those provisions, VR Holdings may not be able to recover its investment or may incur unanticipated costs in recovering its investment and a share of returns from the claim.  This could have a material adverse effect on our profitability.

Reliance on Lawyers

VR Holdings is reliant on the ability of the lawyers representing the plaintiffs in investment cases to prosecute claims with due skill and care.  If they fail to do this, it is likely to have a material adverse affect on the value of VR Holdings’ investment.  While we will analyze and evaluate the experience and track record of the lawyers involved, the outcome of a case may not be in line with the plaintiffs’ lawyers’ assessment of the case.

In the case of direct investments, VR Holdings will often have limited or no rights to control or influence the management, prosecution or settlement of a case.  In the case of indirect investments through loans to law firms, we will not have any rights to control the prosecution, disposition or settlement of the particular case.  This is because such control could be seen to interfere with the attorney-client relationship between the plaintiff and the litigating attorney and may result in a court voiding VR Holdings’ investment for reasons of public policy, or may result in a determination that VR Holdings’ investment is unenforceable against the plaintiff.

Concentration of Risk

Although we cannot make an investment in a single claim in excess of $1,000,000 without our full board’s prior approval, certain investments may represent a significant proportion of VR Holdings’ total assets.  As a result, the impact on VR Holdings’ performance and the potential returns to investors will be more adversely affected if any one of those investments were to perform badly than would be the case if VR Holdings’ portfolio of investments were more diversified.

Professional Negligence of Law Firms

The law firms with which VR Holdings enters into a loan relationship will be required to maintain professional negligence insurance of a minimum standard.  However, such insurance will not cover liability for acts or omissions that do not constitute professional negligence under the terms of the applicable policy.  Moreover, if the advice given by a law firm in connection with a co-counsel investment is found to be negligent, the insurance coverage might not be sufficient to cover the relevant firm’s loss.  This may adversely affect the law firm’s ability to continue its operations, including its active participation in existing investments or co-counsel arrangements.  As a result, certain investments by VR Holdings may need to be liquidated, and perhaps at a loss.

Legal Professional Conflicts

Lawyers have a primary duty to the courts and a secondary duty to their clients.  In the case of loans to law firms, these duties – including the attendant responsibilities such as independent judgment, client confidentiality, and the rules relating to legal professional privilege – are paramount given the nature of the business of law firms as a legal practice.  Any law firms to whom VR Holdings makes a loan, with respect to all legal professional representations, owe overriding duties of independent judgment to their clients.  There could be circumstances in which the lawyers of a law firm are required to act in accordance with these duties, which may be contrary to other responsibilities to VR Holdings or inconsistent with VR Holdings’ investment strategy.

Key Personnel of VR Holdings

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  In our formative period, John E. Baker, our chief executive officer, president, and chief financial officer, will play the major role in securing the services of those persons who can develop our business strategy and technology upon receipt of sufficient funds to pay for such services either from success in VR Holdings’ litigation efforts or through receipt of funds from borrowing or sales of common stock.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  We do not have an employment contract with Mr. Baker, who will devote only a limited amount of time to our affairs, since he has a full-time job as chief financial officer and treasurer of Inware Technologies, Inc.

VR Holdings Needs To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel, such as underwriters and legal personnel, to assess risks of investing in lawsuits and to assist VR Holdings in the execution of our business model, inasmuch as John E. Baker, our chief executive officer, does not possess the requisite level of expertise to perform such functions.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

Adequacy of Working Capital for VR Holdings

We hope to generate sufficient capital to fund our business plan through a successful resolution of the litigation in which we are currently involved.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities,” and “Business – Legal Proceedings.”  However, if our litigation efforts are unsuccessful or do not generate sufficient cash to fund our anticipated operations, we still intend to proceed with our proposed business plan and we may try to raise what we feel is sufficient working capital for our current business plan, by means of a private placement or registered public offering of our shares.  If we are not able to raise additional capital through the sale of our shares or if we are unsuccessful in our litigation efforts, we would not be able to continue and our business would fail.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

The Financial Results for VR Holdings May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

We cannot predict with certainty our success in litigation.  Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Government Regulations

The business of VR Holdings is subject to various legal and ethical restraints imposed by various jurisdictions.  See “Business – Legal and Professional Ethics Issues.”

Employees

As of the date of this Report, VR Holdings does not have any employees.  We do not currently anticipate that we will hire any employees in the next six months.  However, as our operations expand, we will need to employ the persons that we may need.  We do not feel that we would have any difficulty in locating needed help.

From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development.  We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

The principal executive offices of VR Holdings are located at 1615 Chester Road, Chester, Maryland 21619.  We lease this facility, effective as of March 1, 2010 on a month to month, at a rental rate of $1,000 per month.

Item 3.

Legal Proceedings.

We, through our subsidiaries, are involved in one lawsuit, styled The Cancer Foundation, Inc. v. Cerberus Capital Management, LP.  All claims held by Mr. and Mrs. Morton M. Lapides, Sr. discussed below have been assigned to VR Holdings.  It is our plan to use the proceeds received by us as a result of the below described litigation to fund our VR Holdings business plan going forward.  If we are unsuccessful in the litigation or do not receive sufficient funds, we will be forced to sell additional equity to raise the capital we need to fund our anticipated operations.  If we are not successful in raising any needed capital, our business plan will fail.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

The Basis of our Litigation

In the late 1980s, it was discovered that Mr. Lapides had pancreatic cancer and the outlook was not good.  In researching possible treatments, Mr. Lapides discovered that John Hopkins Hospital had an experimental program for the treatment of pancreatic cancer which consisted of standard treatment (chemotherapy) and alternative medicine.  Mr. Lapides volunteered to participate in the experimental program.

As a result of the successful treatment of Mr. Lapides at John Hopkins Hospital, VR Holdings decided to donate $80,000,000 to The Cancer Foundation of which $75,000,000 was to be donated to Johns Hopkins Hospital.  With the destruction of VR Holdings by the actions allegedly taken by various parties as described below, VR Holdings was denied the funds it planned to donate to The Cancer Foundation and the gift was never made.  The intended contribution became a claim of The Cancer Foundation.  On July 25, 2006, the $80,000,000 claim plus interest of The Cancer Foundation was exchanged by VR Holdings for 27,820,643 shares of the common stock of VR Holdings, Inc. using the exchange rate of $4.47 of claim value for every share of VR Holdings common stock.  Inasmuch as The Cancer Foundation exchanged its claim for shares of our common stock, we do not believe that The Cancer Foundation has a claim in tort or other cause of action and will not be able to file any other cause of action against VR Holdings due to the failure of VR Holdings to make the gift to The Cancer Foundation.  It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

This is a breach of contract case pending in the Circuit Court of Cook County, Illinois under Cause No. 09 L 004607.  MML, Inc. (“MML”) a wholly-owned subsidiary of VR Holdings, Transcolor Corp., a company owned by MML (“Transcolor”), and Morton M. Lapides, Sr. (“Lapides”) (together, the “plaintiffs”) allege that Madeleine LLC, a subsidiary of Cerberus Capital Management, LP (“Madeleine”) and Gordon Brothers Capital Corp. (“Gordon Brothers”) (together, the “defendants”) breached a Comprehensive Settlement and Shareholders Agreement, dated April 11, 1997 (the “Shareholders Agreement”) discussed below, by depriving the plaintiffs of the right to regain control of Winterland Concessions Company (“Winterland”).  The plaintiffs allegedly have suffered substantial damages as a result of the alleged breach of the Shareholders Agreement.  The Cancer Foundation and Transcolor were initially plaintiffs, but later dropped out because they had no standing to sue.

MML’s Acquisition of Winterland.  Transcolor, a subsidiary of MML, purchased T-shirts, printed on them and sold the finished product and other items of casual wear.  Between 1994 and 1996, Transcolor began to lose significant business because its customers were installing their own printing presses.  To help restore Transcolor to financial health and to reap the financial benefits and synergies derived from acquiring a valuable company in a related business, MML decided to purchase Winterland.  Winterland was founded by the legendary rock concert promoter Bill Graham, who developed the company, initially at the request of The Grateful Dead, to sell T-shirts bearing the images of rock groups who performed at concert venues.  When the plaintiffs acquired Winterland, it held approximately 300 licenses to print T-shirts of famous rock stars, including Madonna, Jimi Hendrix, and the Doors, and the rights to sell T-shirts at rock concerts and other locations throughout the United States and abroad.

In March 1996, MML began negotiations to purchase Winterland from its then owner MCA, Inc. – a subsidiary of The Seagram Company Ltd.  MML felt there were strong synergies between Winterland – a company that owned valuable licenses to print T-shirts and Transcolor – a company that owned two high-volume plants that printed T-shirts.  Transcolor’s two plants were underutilized and could print T-shirts at very high volumes.  Additionally, the locations of Transcolor’s plants – one on the east coast and one on the west coast – would result in freight savings.

MML successfully concluded negotiations to purchase Winterland on August 14, 1996 for $21 million.  At that time, Winterland had an alleged value of approximately $69 million, including reserves.  As part of the transaction, Winterland agreed to a long-term lease of Transcolor’s two plants, the manufacturing equipment contained therein and its business operations for $1.4 million in rent per year for 10 years, a total of $14 million.

To finance its acquisition, MML negotiated a $23 million bridge loan with the defendants, Gordon Brothers and Madeleine.  The loan, which closed on August 14, 1996 and had a maturity date of January 31, 1997, was secured by Winterland’s receivables, inventory, fixed assets, licenses and stock, along with guarantees from Lapides and MML.

MML put in a management team at Winterland that included Lapides as chairman and chief executive officer.  Immediately prior to the acquisition, MML hired Carl Kampel (“Kampel”) as Winterland’s chief financial officer and a member of its board of directors.

In VR Holdings’ opinion, Winterland turned out to be a profitable business.  Within five months – Winterland had paid the defendants $10 million of the $23 million it owed on the bridge loan.

The Defendants’ Alleged Agreement with Mr. Kampel.  VR Holdings’ complaint alleges that the defendants determined that that it would be more profitable to have an equity position in Winterland, so the defendants allegedly decided to wrest control of Winterland from its owner, MML.  This was at a time when Mr. Lapides was gravely ill with pancreatic cancer.

In the fall of 1996, Mr. Kampel met several times with the president of Gordon Brothers, who was evaluating Winterland on behalf of the defendants.  In those meetings, Mr. Kampel allegedly secretly agreed to assist the defendants to take control of Winterland.  In exchange, Mr. Kampel was allegedly promised that for $50,000, he could purchase a large equity interest in Winterland and retain his position as chief financial officer.

At the same time that Mr. Kampel made his alleged agreement, Winterland’s senior management was instructing him to look for a line of credit to pay suppliers and to obtain long-term financing to take out the defendants’ bridge loan.  Mr. Kampel allegedly disobeyed these instructions in order to prevent Winterland from obtaining alternative financing, thereby causing a default on the bridge loan and putting enormous financial pressure on MML and Winterland to accept whatever terms might be imposed by the defendants as a condition of extending the loan.

MML Discovers Mr. Kampel’s Agreement and the Defendants Call the Loan.  Winterland’s inability to obtain long-term financing left Winterland with no access to working capital and the prospect that it would be in default of its bridge loan, the due date of which had been extended to March 1997.  In early March 1997, Mr. Lapides discovered Mr. Kampel’s alleged agreement with the defendants to wrest control of Winterland from MML.  On March 4, 1997, Mr. Lapides and John Woods, Winterland’s vice president and in-house legal counsel, confronted Mr. Kampel, who admitted his alleged agreement with the defendants.  Mr. Kampel was immediately removed from Winterland’s board of directors and put on administrative leave.  Soon thereafter, the defendants informed Winterland that it was in default of the bridge loan because of Winterland’s failure to provide monthly and year-to-date financial statements certified by its chief financial officer – Carl Kampel.  Mr. Woods subsequently asked Mr. Kampel whether this allegation was true.  Mr. Kampel admitted that he had not provided the defendants with financial reports – as required by the terms of the bridge loan – after November 1996.

The Parties Negotiate the Shareholders Agreement.  With no alternative source of financing, Winterland was forced to negotiate an extension of the bridge loan with the defendants.  The Shareholders Agreement, dated April 11, 1997, was the product of those negotiations.  The key terms of the Shareholders Agreement were as follows:

•

The defendants acquired an 80 percent interest in and voting control of Winterland;

•

A new board of directors was established;

•

The bridge loan was extended for one year – from April 11, 1997 to March 31, 1998, defined by the Shareholders Agreement as the “Refinancing Period”;

•

During the Refinancing Period, MML could propose to the defendants for their good faith consideration an offer to purchase their shares in Winterland and to repay the balance due on the bridge loan;

•

Mr. Lapides was appointed vice chairman of Winterland and given an employment contract for the Refinancing Period;

•

Winterland and Transcolor extended their lease agreement for one-year; and

•

Mr. Kampel was prohibited from having a management or consulting position during the Refinancing Period.

The plaintiffs allege that a core purpose of the Shareholders Agreement was to give MML and Mr. Lapides time to repay the bridge loan and regain control of Winterland during the “Refinancing Period.”  MML and Mr. Lapides allegedly had the contractual right to buy back Winterland within one year and to pay off the balance of the bridge loan.  Due to Winterland’s profitability, the plaintiffs believed it was highly likely that MML would be able to do exactly that.

The Defendants Put Winterland into Bankruptcy.  On August 8, 1997, approximately three months after the Shareholders Agreement was signed, the defendants placed Winterland into a pre-packaged Chapter 11 bankruptcy.  The Winterland bankruptcy was a voluntary Chapter 11 petition filed by Winterland Concessions Company.  Winterland filed for bankruptcy on August 8, 2008.  Winterland was controlled by Madeleine, LLC and Gordon Brothers Capital Corporation, which are the companies that directed Winterland into bankruptcy.  In a pre-packaged bankruptcy, agreements are made with creditors before the bankruptcy filing to expedite the bankruptcy process.  Contemporaneous press reports indicate that the purpose of the bankruptcy was to terminate MML’s interest in Winterland.  In an article in Variety, dated August 12, 1997, Winterland’s chief executive officer, appointed by the defendants after they gained control of Winterland, stated “The filing will allow us to move forward without the financial equivalent of a boat anchor,” Donn Tice, the chief executive officer of Winterland told Variety, referring to the impact that the MML’s/Lapides’ obligations had on Winterland’s operations.  “We’re a much stronger company today that we were yesterday.  We’re making a fresh start after a tough year.”  See the article in Variety located at www.variety.com/article/VR1116677189.html.

Mr. Tice repeated this admission in a press release issued by Winterland on January 14, 1998, in which he stated that Winterland’s “reorganization plan allowed Winterland to eliminate the drain of the Transcolor and MML relationship.”  The Variety article indicates that Gordon Brothers and the defendant Cerberus Partners, the parent of Madeleine, agreed as part of the pre-packaged bankruptcy to convert $6 million of their loans to equity and to restructure the remainder of Winterland’s debt with “strong, sustainable capitalization.”  Winterland emerged from bankruptcy five months later.

The Loss of Winterland Severely Damages MML and Mr. Lapides.  MML and Mr. Lapides expected they would be able to exercise their rights under the Shareholders Agreement to regain control of Winterland given its strong financial performance.  MML and Mr. Lapides suffered substantial financial damages when they were deprived of their right to regain ownership of this valuable asset.  Winterland’s bankruptcy filing also had a cascading effect on the plaintiffs’ other enterprises, including Transcolor, which was forced into bankruptcy as a result of its loss of valuable lease payments from Winterland.

Procedural History.  The plaintiffs initially filed suit on July 23, 2007 in the United States District Court for the Northern District of Illinois alleging federal-law claims for civil RICO and RICO conspiracy and state-law claims for fraudulent concealment, tortious interference, civil conspiracy, and breach of contract.  On April 4, 2008, the court dismissed the plaintiffs’ federal RICO claims as time barred and then, pursuant to 28 U.S.C. § 1367, declined to retain supplemental jurisdiction over the plaintiffs’ state-law claims.  The court also dismissed the defendants’ Rule 11 claim.  See The Cancer Foundation, Inc. v. Cerberus Capital Management, L.P., No. 07 v. 4120, 2008 U.S. Dist. LEXIS 27483 at * 23 (N.D. Ill. Apr. 4, 2008).  The plaintiffs filed a notice of appeal of the court’s decision on April 22, 2008.  On March 19, 2009, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision.  See The Cancer Foundation, Inc., v. Cerberus Cap. Mgmt., L.P., 559 F.3d 671, 675 (7th Cir. 2009).  The Illinois state court action was filed on April 17, 2009.

The defendants filed a motion to dismiss the state court action on August 3, 2009.  The plaintiffs filed an opposition brief on November 13, 2009.  The defendants filed their reply on December 4, 2009.  Oral argument was held on January 22, 2010.  At the conclusion of argument, Judge Allen S. Goldberg dismissed the complaint on the grounds of res judicata.  The plaintiffs filed a motion for reconsideration in which they argued that Judge Goldberg misapplied the doctrine of res judicata that the complaint should be reinstated and the case allowed to proceed.  The defendants’ opposition brief was filed on April 12, 2010 and the plaintiff’s reply was filed on May 10, 2010.  Oral argument on the motion for reconsideration was held on June 1, 2010, at which time Judge Goldberg denied the motion.  MML and Lapides filed a notice of appeal on June 25, 2010 and their opening brief on November 5, 2010 with the Appellate Court of Illinois, First Judicial District.  The defendants filed an opposition on December 5, 2010, as well as a cross appeal seeking a reversal of the trial judge’s order denying the defendants’ motion for attorneys’ fees.  The plaintiffs filed a reply on January 14, 2011, and the defendants filed a reply on the attorneys’ fees issue on January 28, 2011.

On March 16, 2011, the Appellate Court, on its own initiative, ordered the parties to brief the issue of whether the case should be transferred to California, New York or Maryland on the grounds of forum non conveniens because the case has more connections with those jurisdictions than it does with Illinois.  After the parties briefed this issue, the Court issued an opinion on May 25, 2011 reversing the trial court’s decision dismissing the case and remanding the case back to the trial court.  In its opinion, the Court declined to transfer the case to another state because the defendants refused to waive their statute of limitations defense.  The Court reversed the trial court’s dismissal of the case on res judicata grounds, and rejected the defendants’ arguments on the statute of limitation and failure to state a claim.  The Court also denied the defendants’ cross appeal for attorneys’ fees.

Legal and Factual Issues.  The parties briefed three key issues on the defendants’ motion to dismiss the complaint and on the appeal.  First, they briefed the issue of whether an adversary proceeding brought by Transcolor in federal district bankruptcy court in Maryland against the defendants alleging they wrongfully interfered with the lease agreement between Winterland and Transcolor bars the plaintiffs from pursuing the Illinois action on res judicata grounds.  The federal bankruptcy court in In Re Transcolor, 258 B.R. 149 (Bankr. D. Md. 2001) ruled that the plaintiffs’ adversary proceeding was barred by res judicata because the lease had been considered and rejected in Winterland’s bankruptcy in federal bankruptcy court in California.  The defendants also argue that the Winterland bankruptcy proceedings in California bar the plaintiffs’ action on the grounds of res judicata.  The plaintiffs argue that res judicata does not bar their Illinois action because some of the requirements necessary to invoke res judicata are not satisfied.  Judge Goldberg ruled in the defendants’ favor on their res judicata argument at the hearing held on January 22, 2010 and at the hearing on plaintiffs’ motion for reconsideration held on June 1, 2010.

The Illinois Court of Appeals rejected the defendants’ res judicata arguments holding that neither the Maryland nor the California bankruptcy court proceedings barred the plaintiffs from filing their action against the defendants for breach of the Shareholders Agreement.

Second, the defendants argued that the plaintiffs’ action is untimely and barred by the statute of limitations.  Illinois has a 10-year statute of limitations for the breach of written contracts and a five-year statute of limitations for breach of an oral contract.  The defendants contended that the five-year statute of limitation applies because the plaintiffs allegedly rely on extrinsic evidence to support their breach of contract claim.  The plaintiffs contended that their breach of contract claim against Madeleine and Gordon Brothers is governed by a 10-year statute of limitations prescribed by Illinois statute for written contracts and that the limitations period was tolled while their federal lawsuit against the defendants was on appeal to the United States Court of Appeals for the Seventh Circuit.  Under the 10-year statute of limitations, the limitations period expired on August 7, 2007 – which is 10 years after the date that Winterland filed for bankruptcy.  The plaintiffs argued that the 10-year statute of limitations was tolled under 28 U.S.C. Section 1367(d) until 30 days after the Seventh Circuit affirmed the District Court’s dismissal of the plaintiffs’ complaint.  The Seventh Circuit’s affirmed the District Court’s decision on March 19, 2009, and therefore, the plaintiffs argued that the limitations period was tolled until April 20, 2009.  The plaintiffs filed their breach of contract action in the Illinois Circuit court on April 17, 2009.  If the plaintiffs’ breach of contract action is governed by Illinois’ five-year limitations period that applies to unwritten contracts, the limitations period would have expired on August 7, 2002.

The defendants also argued that even if a 10-year statute of limitations applies, it expired while the plaintiffs’ appeal to the Seventh Circuit was pending.  But 28 U.S.C. §1367(d) – a federal tolling statute – tolls state statutes of limitations while a case is pending in federal court and for 30 days after it is dismissed.  The plaintiffs argued that this statutory provision applied while an appeal is pending in federal court.  This issue has not been addressed by the Illinois courts.  However, the plaintiffs’ position has been adopted by the Maryland Court of Appeals.  See Turner v. Kight, 957 A.2d 984 (Md. 2008).  Our counsel has not provided us with any legal opinion regarding the expiration of the statute of limitations and collectability of the debt.

The Illinois Court of Appeals rejected the defendants’ statute of limitations arguments holding that a ten-year limitation period applies to a cause of action for breach of the implied terms of a written contract.  The Court of Appeals agreed with the plaintiffs’ argument that the federal tolling statute applies while the case was pending in federal court, including while it was pending before the United States Court of Appeals for the Seventh Circuit.  In its opinion, the Illinois Court of Appeals ruled that the plaintiffs’ state court action was timely filed.

Third, the defendants argued that the complaint failed to state a legal claim because it allegedly relies on extrinsic evidence, which is impermissible under the integration clause in the Shareholders Agreement.  The plaintiffs contended that their claim is based on the duty of good faith and fair dealing and the express terms of the Shareholders Agreement, not extrinsic evidence.  Under New York law – the governing law of the Shareholders Agreement – actions taken to destroy the benefit of a contract is a breach of the covenant of good faith and fair dealing and a breach of contract.  The plaintiffs alleged that the defendants breached the Shareholders Agreement when they pushed Winterland into bankruptcy, for nonfinancial reasons and disclosed publicly that the bankruptcy was to eliminate the agreement they signed with the plaintiffs 3-1/2 months earlier, which was prior to the expiration of a one-year refinancing period in the Shareholders Agreement, thereby depriving the plaintiffs of their right to repay the bridge loan and regain control of Winterland.

The Illinois Court of Appeals rejected the defendants’ argument in its May 25, 2011, decision ruling that the lack of an express provision in the Shareholders Agreement prohibiting them from pushing Winterland into bankruptcy does not preclude a contract-based claim for breach of the implied covenant of good faith and fair dealing.  The Court held that defendants “have not presented sufficient grounds for finding that the complaint fails to state a claim for breach of contract.”

The Court of Appeals’ rulings constituted a complete reversal of Judge Goldberg’s dismissal of the complaint.  On August 5, 2011, the Illinois Court of Appeals wrote to the Clerk of the Cook County Circuit Court stating that the mandate of the Appellate Court has been filed with the Cook County Circuit Court.  In doing so, the case was returned to the trial court for further proceedings.  At this juncture, the trial court has not taken any action to set a case schedule or take any other action as a result of the Appellate Court’s reversal of the trial court’s decision and the remand of the case to the trial.  Neither the plaintiffs nor the defendants have asked the trial court to take any action as a result of the remand.

Now that the Illinois Court of Appeals has reversed Judge Goldberg’s dismissal, the case may move forward into the discovery phase where a number of issues will need to be explored.  These issues include whether the defendants breached the Shareholders Agreement, whether the defendants’ actions damaged MML and Mr. Lapides, and the quantum of their damages.  Expert testimony may be needed during the litigation.  Either party may move for summary judgment at the conclusion of discovery.  If there are any important remaining factual issues after summary judgment rulings, the case may then proceed to trial.

It is not possible to predict the ultimate resolution of the case.

VR Holdings, Inc. v. Marshall & Ilsley Trust Company and Venable L.L.P.

On March 11, 2011, VR Holdings filed a suit in Queen Anne’s County, Maryland against Marshall & Ilsley Trust Company and Venable L.L.P. for alleged civil conspiracy beginning in 1998 and continuing through November 2010, at which time the alleged conspirators abandoned their efforts.  Marshall & Ilsley allegedly participated with the two lenders to Winterland Concessions Company, a previous subsidiary of VR Holdings.  The civil conspiracy expanded to damages through additional causes being tortious aiding and abetting, breach of fiduciary duty, negligence, intentional misrepresentation, and negligent misrepresentation, resulting in damages to VR Holding’s subsidiaries and approximately 2,500 parties in the amount of $1.6 billion plus punitive damages and legal fees.

As stated above, on May 25, 2011, the Illinois State Appellate Court ruled in VR Holdings’ favor in regards to The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation stating that there were no res judicata or statute of limitations problems, and in addition, stated that “…the bankruptcy court in Maryland lacked jurisdiction to decide the contract claim at issue here.”  VR Holdings was advised that the defenses in the Maryland case were almost identical to the two items eliminated in the Illinois case.  The same damages could not be collected twice.  For that reason, and since Marshall & Ilsley is believed to be in financial difficulty, there was no reason to burden the Court with this suit when a decision on the major defense issues were already ruled on in another suit and the Illinois decision questioned a Maryland court’s authority.  On the advice of counsel, the case was withdrawn.

Our attorneys in the Marshall & Ilsley and Venable litigation were Frame & Frame, Robert B. Morris, and Barry L. Dahne, one of the trustees of The Cancer Foundation, and one of our major stockholders.  In consideration for their services rendered, we have issued 7,000,000 shares of our common stock to each of Frame & Frame, and Messrs. Morris and Dahne.  Mr. Morris has since died and his shares were cancelled and returned to VR Holdings.  We registered the 7,000,000 shares issued to Frame & Frame and the 5,000,000 of the 7,000,000 shares issued to Mr. Dahne by means of a registration statement, and each of Frame & Frame, and Mr. and Dahne are listed as selling stockholders in the registration statement.

Other than as discussed above, we are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.

(Removed and Reserved).

Not applicable.

Intentionally Left Blank.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of the date of this Report, the shares of our common stock are quoted for sale on the OTCBB under the symbol “VRHD.OB.”  We currently have 440,758,343 shares of our common stock issued and outstanding, which are held of record and beneficially owned by approximately 121 stockholders.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Even though the shares of our common stock are quoted for sale on the OTCBB, there is essentially no trading activity.  The following table sets forth the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers, since our shares became eligible for quotation on May 11, 2011.  However, trading only began in August 2011.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Quarter Ended:
September 30, 2011 December 31, 2011	$0.15 $0.15	$0.15 $0.15

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans as of the date of this Report.

Recent Sales of Unregistered Securities

Since June 30, 2011, we have issued 50,000 shares of our common stock and agreed to issue an additional 3,480,694 shares of our common stock, as follows:

•

On August 22, 2011, we issued 50,000 shares to Rob Welsh, in exchange for an investment of $5,000, in cash.

•

On November 29, 2011, we agreed to issue 480,694 shares to James Bernard, in exchange for an investment of $48,069, in cash.  As of December 31, 2011, these shares have not been issued.

•

As part of its compensation for services rendered pursuant to the Letter Agreement described in Attachment E attached to the Plan of Merger, discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events,” we have agreed to issue to CapNet Securities Corporation 3,000,000 shares.  As of December 31, 2011, these shares have not been issued.

•

As discussed above, as part of the Plan of Merger, we agreed to immediately begin a private placement of shares of VR Holdings Common Stock by CapNet, of which 480,694 shares have been issued as of the date of this Report.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”  From and after the date of this Report, additional shares will be sold, pursuant to the private placement.  This Report is not used for the purpose of conditioning the market in the United States for any of the securities offered.  In addition, the securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The offering of the securities to be offered by CapNet after the date of this Report will be made by VR Holdings for the purpose of raising funds to further the operations of VR Holdings and other suitable projects of VR Holdings as described herein.

Any securities issued by VR Holdings in the private placement by CapNet will bear the following legend:

THE SECURITIES REPRESENTED BY THIS INSTRUMENT OR DOCUMENT HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAW OF ANY STATE.  WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED EXCEPT UPON DELIVERY TO THE COMPANY OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER OR THE SUBMISSION TO THE COMPANY OF SUCH OTHER EVIDENCE AS MAY BE SATISFACTORY TO THE COMPANY TO THE EFFECT THAT ANY SUCH TRANSFER SHALL NOT BE IN VIOLATION OF THE SECURITIES ACT OF 1933, AS AMENDED, THE SECURITIES LAW OF ANY STATE, OR ANY RULE OR REGULATION PROMULGATED THEREUNDER.

The issuances of all our shares of common stock as above described were issued and will be issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  All of the investors took or will take their securities for investment purposes without a view to distribution and had or have had access to information concerning VR Holdings and our business prospects, as required by the Securities Act.  In addition, there was and will be no general solicitation or advertising for the purchase of the shares of VR Holdings Common Stock.  Our securities were and will be issued only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been or will be instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

All of the above described investors who received or will receive shares of VR Holdings Common Stock as a result of the Merger and the private placements were provided with access to the filings of VR Holdings with the SEC, including the following:

•

The registration statement and prospectus of VR Holdings filed with the SEC.

•

VR Holdings’ annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by investors in writing, a copy of VR Holdings’ most recent Form 10-K under the Exchange Act.

•

The information contained in an annual report on Form 10-K under the Exchange Act.

•

The information contained in any reports or documents required to be filed by VR Holdings under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, and any material changes in VR Holdings’ affairs that are not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by VR Holdings or any affiliated purchasers during any month within the fiscal year covered by this Report.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this Report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Since the business previously operated by VR Holdings before the filing of our registration statement with the SEC on May 17, 2010, no longer has any relevance, the discussion which immediately follows relates to our proposed business of investing in litigation and arbitration cases, claims and disputes.  Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “VR Holdings,” all refer to VR Holdings as of the date of this Report.

If we are successful in our litigation effort in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, more fully discussed below and in “Business –Legal Proceedings,” our business going forward is expected to consist of a strategy to build a diversified portfolio of investments in various legal claims and to provide our stockholders with an attractive level of capital growth through investing directly and indirectly in litigation and arbitration cases, claims and disputes.  See “Business –Financing Litigation.”

The primary function of VR Holdings will be to invest directly and indirectly in litigation and arbitration cases, claims and disputes.  We hope to provide the capital for our intended business plan through the proceeds which we may receive in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation described in this Report.  However, if we are not successful in that litigation, we still intend to pursue our business plan, and if necessary raise whatever funds we may need by means of a debt or equity offering.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.

It should be clearly understood that we will not be able to commence our proposed business, unless and until we are successful in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation, or we raise additional funds by means of a debt or equity offering.  We will explore whatever capital-raising steps which seem most likely to produce the capital we need to finance our litigation and to fund our proposed business going forward.  We have not yet made any decision on what capital-raising steps we might take, but expect to make that decision once we know the outcome of The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

Additionally, one of the effects of the exchange of claims with the claimants as described in this Report is to extinguish any claim against Mr. Lapides for which he has been held personally liable in Cause No. 98-6-5483-JS, In re Transcolor Corporation, Debtor, National City Bank of Minneapolis, Plaintiff vs. Morton M. Lapides, Sr., et al., Defendants, in the United States Bankruptcy Court for the District of Maryland.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  In the Maryland litigation, Mr. Lapides was found to be personably liable for $7,000,000, plus interest.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.

If we are not successful in our litigation in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, the amount owed by Mr. Lapides will not be paid by VR Holdings.  As stated below, VR Holdings does not have any legal obligation to offer any of its shares to any of the below described claimants, but we wish to do so to resolve potential claims against us so that we can move forward with the expectation that our past liabilities, both asserted and unasserted, have been extinguished.

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

MML, Inc. is a plaintiff in an Illinois State court suit, The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, also discussed in “Business – Legal Proceedings,” and if successful, although not legally liable, plans to distribute on a percentage basis the proceeds from this suit to all claimants including its parent, VR Holdings.  The claimants accepting this exchange will have their claims transferred to VR Holdings.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.  The suit was filed in state court on April 17, 2009 by The Cancer Foundation, Inc. and others plaintiffs against Cerberus Capital Management, L.P. and other defendants after a suit based on similar facts was dismissed in the United States District Court for the Northern District of Illinois and the dismissal affirmed by the United States Court of Appeals for the Seventh Circuit.  If the state court action is not successful, there will be no recovery of damages and no proceeds will be available for distribution to the claimants.  MML, Inc., Morton M. Lapides, Sr. and Transcolor were also plaintiffs in the federal and state lawsuits.  We voluntarily agreed to dismiss The Cancer Foundation and Transcolor as plaintiffs because they lacked standing.

The defendants filed a motion to dismiss the state court action on August 3, 2009.  The plaintiffs filed an opposition brief on November 13, 2009.  The defendants filed their reply on December 4, 2009.  Oral argument was held on January 22, 2010.  At the conclusion of argument, Judge Allen S. Goldberg dismissed the complaint on the grounds of res judicata.  The plaintiffs filed a motion for reconsideration in which they argued that Judge Goldberg misapplied the doctrine of res judicata that the complaint should be reinstated and the case allowed to proceed.  The defendants’ opposition brief was filed on April 12, 2010 and the plaintiff’s reply was filed on May 10, 2010.  Oral argument on the motion for reconsideration was held on June 1, 2010, at which time Judge Goldberg denied the motion.  MML and Lapides filed a notice of appeal on June 25, 2010 and their opening brief on November 5, 2010 with the Appellate Court of Illinois, First Judicial District.  The defendants filed an opposition on December 5, 2010, as well as a cross appeal seeking a reversal of the trial judge’s order denying the defendants’ motion for attorneys’ fees.  The plaintiffs filed a reply on January 14, 2011, and the defendants filed a reply on the attorneys’ fees issue on January 28, 2011.

On March 16, 2011, the Appellate Court, on its own initiative, ordered the parties to brief the issue of whether the case should be transferred to California, New York or Maryland on the grounds of forum non conveniens because the case has more connections with those jurisdictions than it does with Illinois.  After the parties briefed this issue, the Court issued an opinion on May 25, 2011 reversing the trial court’s decision dismissing the case and remanding the case back to the trial court.  In its opinion, the Court declined to transfer the case to another state because the defendants refused to waive their statute of limitations defense.  The Court reversed the trial court’s dismissal of the case on res judicata grounds, and rejected the defendants’ arguments on the statute of limitation and failure to state a claim.  The Court also denied the defendants’ cross appeal for attorneys’ fees.

The Court of Appeals’ rulings constitute a complete reversal of Judge Goldberg’s dismissal of the complaint. On August 5, 2011, the Illinois Court of Appeals wrote to the Clerk of the Cook County Circuit Court stating that the mandate of the Appellate Court has been filed with the Cook County Circuit Court.  In doing so, the case was returned to the trial court for further proceedings.  At this juncture, the trial court has not taken any action to set a case schedule or take any other action as a result of the Appellate Court’s reversal of the trial court’s decision and the remand of the case to the trial.  Neither the plaintiffs nor the defendants have asked the trial court to take any action as a result of the remand.

Now that the Illinois Court of Appeals has reversed Judge Goldberg’s dismissal, the case may move forward into the discovery phase where a number of issues will need to be explored.  These issues include whether the defendants breached the Shareholders Agreement, whether the defendants’ actions damaged MML and Mr. Lapides, and the quantum of their damages.  Expert testimony may be needed during the litigation.  Either party may move for summary judgment at the conclusion of discovery.  If there are any important remaining factual issues after summary judgment rulings, the case may then proceed to trial.

It is not possible to predict the ultimate resolution of the case.

VR Holdings, Inc. v. Marshall & Ilsley Trust Company and Venable L.L.P.

As discussed above, on March 11, 2011, VR Holdings filed a suit in Queen Anne’s County, Maryland against Marshall & Ilsley Trust Company and Venable L.L.P. for alleged civil conspiracy beginning in 1998 and continuing through November 2010, at which time the alleged conspirators abandoned their efforts.  Marshall & Ilsley allegedly participated with the two lenders to Winterland Concessions Company, a previous subsidiary of VR Holdings.  The civil conspiracy expanded to damages through additional causes being tortious aiding and abetting, breach of fiduciary duty, negligence, intentional misrepresentation, and negligent misrepresentation, resulting in damages to VR Holding’s subsidiaries and approximately 2,500 parties in the amount of $1.6 billion plus punitive damages and legal fees.

On May 25, 2011, the Illinois State Appellate Court ruled in VR Holdings’ favor in regards to The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation stating that there were no res judicata or statute of limitations problems, and in addition, stated that “…the bankruptcy court in Maryland lacked jurisdiction to decide the contract claim at issue here.”  VR Holdings was advised that the defenses in the Maryland case were almost identical to the two items eliminated in the Illinois case.  The same damages could not be collected twice.  For that reason, and since Marshall & Ilsley is believed to be in financial difficulty, there was no reason to burden the Court with this suit when a decision on the major defense issues were already ruled on in another suit and the Illinois decision questioned a Maryland court’s authority.  On the advice of counsel, the case was withdrawn.

Our attorneys in the Marshall & Ilsley and Venable litigation were Frame & Frame, Robert B. Morris, and Barry L. Dahne, one of the trustees of The Cancer Foundation, and one of our major stockholders.  In consideration for their services rendered, we have issued 7,000,000 shares of our common stock to each of Frame & Frame, and Messrs. Morris and Dahne.  Mr. Morris has since died and his shares were cancelled and returned to VR Holdings.  We registered the 7,000,000 shares issued to Frame & Frame and 5,000,000 of the 7,000,000 shares issued to Mr. Dahne by means of a registration statement, and each of Frame & Frame, and Mr. and Dahne are listed as selling stockholders in the registration statement.

If The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation is unsuccessful, we will have to raise funds in some manner to be determined at a later time, in order to continue our VR Holdings business plan, or revise the proposed business model as it now stands.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

It should be clearly understood that we will not be able to commence our proposed VR Holdings business, unless and until we are successful in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation, or we raise additional funds by means of a debt or equity offering.  We will explore whatever capital-raising steps which seem most likely to produce the capital we need to finance our litigation and to fund our proposed business going forward.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.  If we are not successful in our litigation efforts or cannot raise needed funds, our proposed business will most likely fail.  See “Business – Legal Proceedings.”

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Results of Operations

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010.

Revenues.  We had no revenues for the years ended September 30, 2011 and 2010.

General and Administrative Expenses.  Our general and administrative expenses decreased from $322,046 in 2010 to $103,335 in 2011.  This decrease was primarily the result of professional fees incurred in connection with the litigation and the registration of our common shares.

Net Loss.  Our net loss decreased to $103,335 for 2011 from $322,046 for 2010.

The directors of The Cancer Foundation have agreed that The Cancer Foundation would advance money to VR Holdings to be used to pay legal and audit expenses associated with the legal action taken by VR Holdings against our lender group.  As a charitable foundation, The Cancer Foundation determined that it was in the best interests of the foundation to attempt to recover gifts that were made to it but not received.  The Cancer Foundation believes that this is the best way for it to recover the $80,000,000 donation that it would have received from VR Holdings had the lender group of VR Holdings not taken actions that caused VR Holdings to lose its value.  However, it should be understood that even though VR Holdings desired to make the proposed $80,000,000,000 gift to The Cancer Foundation, the foundation had no legal claim to the money and we were not contractually obligated to make the gift.  In addition, The Cancer Foundation determined that it was in the best interests of the foundation to exchange it claim against the lender group for shares of VR Holdings and to pay legal bills and audit expenses of VR Holdings.  There is no formal agreement between VR Holdings and The Cancer Foundation concerning the payment of legal and audit expenses of VR Holdings, Inc. by The Cancer Foundation.  However, The Cancer Foundation may continue to pay bills associated with the current litigation, as funds become available to The Cancer Foundation, but there is no obligation to do so.

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.  However, in view of the fact that The Cancer Foundation owns 26,273,643 shares of our common stock (more than six percent of our outstanding shares), the management of The Cancer Foundation has decided that if we are successful in our efforts as described in this Report, then the foundation might be able to realize its goal of making grants to Johns Hopkins for cancer research.  At present, The Cancer Foundation does not have any other viable source of funding to help it carry out its mission in the fight against cancer.  VR Holdings is the current best hope for funding for The Cancer Foundation.

VR Holdings agreed to dismiss The Cancer Foundation from The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation because the foundation lacked standing, but VR Holdings still issued 27.3 million shares of its common stock to The Cancer Foundation based upon the amount pledged to The Cancer Foundation, plus accrued interest.  The interest was calculated based upon an annual interest rate of six percent during the period 1998 through December 31, 2007.  The total dollar amount of the claim, including interest that was attributed to The Cancer Foundation in determining the number of VR Holdings shares to be issued was $124,358,274.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  During the years ended September 30, 2011 and 2010, The Cancer Foundation has paid expenses of $15,216 and $116,961, respectively.  As of September 30, 2011, we had $0 in cash and cash equivalents.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of September 30, 2011, we had outstanding liabilities of $257,875, which is payable within 12 months.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  See “Business – Legal Proceedings.”  In the event that we are unsuccessful in our litigation, we would be required to raise additional equity capital.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.  There are no interest, penalties or fines accruing on the past due amounts.

The debt of all subsidiaries of VR Holdings has been discharged through prior bankruptcies filed for these subsidiaries.

On June 13, 2003, Mr. Lapides was held responsible for this debt.  See Cause No. 98-6-5483-JS, In re Transcolor Corporation, Debtor, National City Bank of Minneapolis, Plaintiff vs. Morton M. Lapides, Sr., et al., Defendants, in the United States Bankruptcy Court for the District of Maryland.  The Court made veil piercing and independent tort liability findings against Mr. Lapides arising of the acquisition of Winterland, Inc.  See In Re Transcolor; National City Bank v. Morton M. Lapides, Sr., et al., 296 B.R. 343 (Bankr. D. Md. 2003).  Judge Schneider based his findings on three transactions relating to the acquisition of Winterland Corp. by Mr. Lapides and his company, MML, Inc. which took place on August 14 and 16, 1996, and April 11, 1997.  In the first transaction, MML purchased 100% of the shares of Winterland.  As part of the transaction, Transcolor Corp. transferred its business assets to Winterland and leased its machinery, real property, proprietary rights, etc. to Winterland.  Winterland was also given an option to purchase the leased assets for $5 million.  In return, Transcolor would receive $5.4 million from Winterland and a $14 million 10-year lease agreement with Winterland.  Winterland paid $1.3 million of that amount, leaving an amount due of $4.1 million.  In the second transaction, Winterland tendered a promissory note to Transcolor for $4.1 million, the price of Transcolor’s purchase option was reduced to $3.5 million, and the price for its leased assets was reduced to $1.  In the third transaction, MML transferred to the lenders who financed its acquisition of Winterland an 80% ownership interest in Winterland and gave up 90% of the 10-year $14 million lease Winterland had with Transcolor.

Judge Schneider held that these three Winterland-related transactions were in breach of the terms of a trust indenture, dated October 1, 1993, between Alleco, Inc., as issuer, and National City Bank, trustee, that obligated Alleco to issue secured notes to certain creditors, and a supplemental indenture, dated July 31, 1995, that added Transcolor Corp., as an obligor on the secured notes.  The trustee indenture was issued as part of Alleco’s Chapter 11 plan of reorganization.  Transcolor was a subsidiary of Alleco, which, in turn, was owned by MML, Inc.  Mr. Lapides was the principal shareholder of MML.

Judge Schneider held that these transactions were fraudulent transfers because they were made at a time when Transcolor was insolvent and without fair consideration and because Mr. Lapides owned Transcolor, Alleco and Winterland.  He held they were not arms-length transactions and that Transcolor, Alleco and MML were instrumentalities of Lapides and that he was their alter ego.  Judge Schneider pierced the corporate veil based on his conclusion that National City Bank, the Indentured Trustee, had made a sufficient showing of fraud by Mr. Lapides and the other defendants.

Judge Schneider also held that Mr. Lapides was individually liable based on his conclusion that he had directed the perpetration of a corporate fraud, the fraudulent transfer of assets, reaped personal benefits by being released from a personal guarantee, and by allegedly instructing subordinates to falsify corporate compliance certificates required by the trust indentures in order to keep the knowledge of the transfers from the indentured trustee, despite contrary legal opinions from major law firms.

As a result of these findings, Judge Schneider entered a judgment against Mr. Lapides personally for $7,000,000, plus interest.  The judgment provided for interest at the rate of 1.4 percent per annum.  The interest continues to accrue.  The decision was rendered on June 13, 2003 but not received by Mr. Lapides, who was ill, and recovering from pancreatic cancer, until July 3, 2003.  His efforts to obtain an extension to appeal were denied.  As a result of this judgment, Marshall & Ilsley Trust Company, N.A. (the surviving entity of National City Bank) filed a case in the Circuit Court of Anne Arundel County, Maryland to enforce this judgment against Morton M. Lapides, Sr. whose only asset was his interest in the home owned by his wife and himself.  The Lapides’ contended that the home was held as tenants by the entirety and could not be taken to satisfy individual debts of a husband or wife.

On April 12, 2010, The Circuit Court of Anne Arundel Country, Maryland decided in favor of the Lapides’ and dismissed the claim of Marshall & Ilsley Trust Company, N.A. to allow the home owned by the Lapides’ as a source of paying the $7,000,000 judgment against Morton M. Lapides, Sr.  The plaintiff, Marshall & Ilsley, had 30 days to appeal this judgment but no appeal was make and as a result, the judgment is final.  The original judgment against Morton M. Lapides, Sr. is still outstanding.  There are no other parties that are liable for this debt.

As stated elsewhere in this Report, we will offer shares of our common stock to various claimants in exchange for their claims.  However, if a claimant does not accept the exchange of our shares for his claim and we are subsequently successful in receiving funds from our claim in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, any such claimant will receive a pro rata portion of any such funds received by VR Holdings regardless of his refusal to accept our shares.  Any such funds paid to a claimant would not be available for use in our proposed business going forward.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.

If The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation is successful, we will use the proceeds from any recovery to fund our proposed operations as disclosed in our VR Holdings business plan.  See “Business.”  If The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation is unsuccessful, we will have to raise funds in some manner to be determined at a later time, in order to continue our business plan, or revise the proposed business model as it now stands.

It should be clearly understood that we will not be able to commence the proposed business of VR Holdings, unless and until we are successful in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation, or we raise additional funds by means of a debt or equity offering.  We will explore whatever capital-raising steps which seem most likely to produce the capital we need to finance our litigation and to fund our proposed business going forward.  We have not yet made any decision on what capital-raising steps we might take, but expect to make that decision once we know the outcome of The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.  If we are not successful in our litigation efforts or cannot raise needed funds, our proposed business will most likely fail.  See “Business – Legal Proceedings.”

As discussed elsewhere in this Report, The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

VR Holdings believes it will have the opportunity of raising funds in the public market as well as giving its stockholders the opportunity and means by which stockholders may buy or sell shares in VR Holdings.  With the opportunity to raise additional funds, VR Holdings expects that it will be able to increase its capital resources and thereby be able to increase its investments in legal actions.  This in turn will tend to increase operating results of VR Holdings and give VR Holdings the opportunity to generate operating profits for the benefit of VR Holdings and its stockholders.  At the same time, being a public company, VR Holdings gives the individual stockholder the opportunity to buy or sell shares of VR Holdings.  By selling shares, the individual stockholder can generate funds and have liquidity.  Since VR Holdings has no operating history and has no experience in selling its shares in the public market, it has no historical trends to use to base projections and cannot forecast its operating results or how its shares will be valued in the market place.  If VR Holdings does not raise additional capital and/or does not generate profitable operations, VR Holdings’ shares of common stock are likely to be adversely affected and have little or no value.

We will explore whatever capital-raising steps which seem most likely to produce the capital we need to finance our litigation and to fund our proposed business going forward.  We have not yet made any decision on what capital-raising steps we might take, but expect to make that decision once we know the outcome of The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation.  However, at the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

We are subject to the Exchange Act, and the reporting and regulatory requirements of the Exchange Act, including the Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives which will increase our general and administrative costs as we will have to incur increased legal and accounting fees to comply with such rule changes.  For example, in being a public company, we are required to file periodic reports with the SEC as required by the Exchange Act, such as 8-Ks, 10-Qs, 10-Ks, and proxy statements.  In addition, we also must have audited financial statements included in our annual reports of 10-Ks every year, with reviews by an auditor of our quarterly statements on 10-Q.  Our attorneys will be involved in the preparation of all of the periodic reports required by the Exchange Act.  We estimate that by being a public company will incur at least $50,000 annually in legal costs and an additional $50,000 annually in auditing costs that we would not be paying if we were to remain as a private company.

Seasonality

Our proposed business is not subject to seasonality.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher.  We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls.  While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results.  However, inflation may become a factor in the future.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations.  Specifically, critical accounting estimates have the following attributes:

•

We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•

Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants.  Actual results could differ from these estimates.

Financing Activities

We plan to fund our proposed operations from some or all of our litigation efforts.  If we are unsuccessful in our litigation, we will have to raise capital by means of borrowings or the sale of shares of our common stock.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.  At present, we do not have any commitments with respect to future financings.  If we are unable to raise the capital we need to finance our business, including the proposed business of Litigation Dynamics going forward, and our litigation is unsuccessful, our proposed business will likely fail.

At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months.  We estimate that we will need at least $300,000 to fund our operations over the next 12 months.  These funds will be spent to fund the current ligation that has been filed and to pay our operating expenses.  Recently, The Cancer Foundation, Inc., a charitable foundation established in 1968 by the uncles and father of Mr. Morton M. Lapides, Sr., who along with his wife are the controlling stockholders of Deohge Corp., our majority stockholder, has made capital contributions of money to pay most of our current operating expenses.  However, we cannot continue to rely upon any future funding from The Cancer Foundation, Inc.

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

VR Holdings Needs To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel, such as underwriters and legal personnel, to assess risks of investing in lawsuits and to assist VR Holdings in the execution of our business model, inasmuch as John E. Baker, our chief executive officer, does not possess the requisite level of expertise to perform such functions.  Further, Mr. Baker will not devote his entire working efforts to our business, since he is currently employed as chief financial officer and treasurer of Inware Technologies, Inc.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions in U.S. dollars.  We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant.  We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations  which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (October 1, 2011 for VR Holdings).  Early adoption is permitted.  The Company does not expect the adoption of this ASC to have a material impact on VR Holdings’ consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

The Plan of Merger

On November 21, 2011, VR Holdings, VRH Merger Sub, a Texas corporation (the “Subsidiary”), and Litigation Dynamics, Inc., a Texas corporation (“Litigation Dynamics”) executed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby Litigation Dynamics was to be merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the “Merger”).  As a result of the Merger, the Litigation Dynamics Shareholder is to receive shares of the common stock of the registrant, par value $0.000001 per share (the “VR Holdings Common Stock”) in exchange for all of his shares of the common stock of Litigation Dynamics, par value $0.01 per share (the “Litigation Dynamics Common Stock”).  The Merger is expected to close in sometime in January 2012 (the “Effective Date”).

We previously reported the execution of the Plan of Merger by the filing of a Report on Form 8-K with the Securities and Exchange Commission on November 23, 2011, under Item 1.01, Entry into a Material Definitive Agreement.

The Merger and its related transactions are expected to be approved by the holders of a requisite number of shares of:

•

Litigation Dynamics Common Stock, and

•

The Subsidiary Common Stock.

Under Texas corporate law, the Litigation Dynamics Shareholder who does not consent to the Merger may demand in writing, pursuant to the exercise of their appraisal rights, that Litigation Dynamics pay them the fair value of their shares.  Determination of fair value is based on all relevant factors, except for any appreciation or depreciation resulting from the anticipation or accomplishment of the Merger.  There will be no dissenting Litigation Dynamics Shareholder to the Merger, inasmuch as there is only one shareholder of Litigation Dynamics, and he approves of the Merger.

The Merger will be adopted pursuant to the provisions of Article 5.01, et seq., of the Texas Business Corporation Act (the “TBCA”), and Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended, with the following provisions:

•

Litigation Dynamics will be merged with and into the Subsidiary, to exist and be governed by the laws of the State of Texas.

•

The Subsidiary will be the surviving corporation (the “Surviving Corporation”) and will continue to be a wholly-owned subsidiary of VR Holdings.  The Surviving Corporation will change its name to Litigation Dynamics, Inc.

•

On the Effective Date, the separate existence of Litigation Dynamics will cease and the Surviving Corporation will succeed, without other transfer, to all the rights and properties of Litigation Dynamics and will be subject to all the debts and liabilities of such corporation in the same manner as if the Surviving Corporation had itself incurred them.  All rights of creditors and all liens upon the property of each constituent entity will be preserved unimpaired, limited in lien to the property affected by such liens immediately prior to the Merger.

•

The Surviving Corporation will be responsible for the payment of all fees and franchise taxes of the constituent entities payable to the State of Texas, if any.

•

The Surviving Corporation will carry on business with the assets of Litigation Dynamics, as well as the assets of the Subsidiary.

•

The Surviving Corporation will be responsible for the payment of the fair value of shares, if any, required under Article 5.01, et seq., of the TBCA.  There will be no requirement to pay the fair value of shares, inasmuch as the Merger will be approved by all of the Litigation Dynamics Shareholder and the VRH Merger Sub, Inc. Shareholders.

•

The Litigation Dynamics Shareholder will surrender all of his shares of the Litigation Dynamics Common Stock in the manner hereinafter set forth.

•

In exchange for the shares of the Litigation Dynamics Common Stock to be surrendered by the Litigation Dynamics Shareholder, VR Holdings will issue and transfer to him 17,500,000 shares of the VR Holdings Common Stock, on the basis hereinafter set forth,

•

The authorized capital stock of the Subsidiary is 1,000 shares of common stock, par value $0.01 per share (the “Subsidiary Common Stock”), of which one share is issued and outstanding.

•

The authorized capital stock of Litigation Dynamics is 100,000 shares of common stock, $0.01 par value per share, of which 100,000 shares are issued and outstanding before the Merger.

Effective Date.  The effective date of the Merger (the “Effective Date”) will be the date of the filing of Articles of Merger for the Subsidiary and Litigation Dynamics in the State of Texas.

Manner of Exchange.  On the Effective Date, the Litigation Dynamics Shareholder will surrender his stock certificates representing all of the issued and outstanding shares of the Litigation Dynamics Common Stock to the Subsidiary in exchange for certificates representing the shares of the VR Holdings Common Stock to which he is entitled.  Following the receipt of the shares of the Litigation Dynamics Common Stock by the Subsidiary, the shares of the Litigation Dynamics Common Stock will be cancelled.  The will be one share of the Subsidiary Common Stock remaining issued and outstanding.

Basis of Exchange.  The Litigation Dynamics Shareholder, before the Effective Date, owns 100,000 shares of the Litigation Dynamics Common Stock, which shares constituted all of the issued and outstanding shares of the capital stock of Litigation Dynamics.  As a result of the Merger, the Litigation Dynamics Shareholder will receive, in exchange for all of his Litigation Dynamics Common Stock, 17,500,000 shares of the VR Holdings Common Stock.

Restricted Shares.  All shares of the VR Holdings Common Stock to be received by the Litigation Dynamics Shareholder will be restricted in their resale as provided in the Securities Act of 1933, as amended (the “Securities Act”), and will contain a legend as required by the Securities Act, which will read as follows:

THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), OR ANY STATE SECURITIES LAWS AND NEITHER SUCH SHARES NOR ANY INTEREST THEREIN MAY BE OFFERED, SOLD, PLEDGED, ASSIGNED OR OTHERWISE TRANSFERRED UNLESS A REGISTRATION STATEMENT WITH RESPECT THERETO IS EFFECTIVE UNDER THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT.

Directors and Officers of the Surviving Corporation.

•

Following the Effective Date of the Merger, the present Board of Directors of Litigation Dynamics, Zane Russell and J. Michael Moore, shall continue to serve as the Board of Directors of the Surviving Corporation, along with John E. Baker, until the next annual meeting or until such time as their successors have been elected and qualified.

•

If a vacancy shall exist on the Board of Directors of the Surviving Corporation following the Effective Date, such vacancy may be filled by the Board of Directors of the Surviving Corporation as provided in the Bylaws of the Surviving Corporation.

•

All persons who, on the Effective Date, are executive or administrative officers of Litigation Dynamics, Zane Russell and J. Michael Moor, shall continue to be the officers of the Surviving Corporation until the Board of Directors of the Surviving Corporation shall otherwise determine.  The Board of Directors of the Surviving Corporation may elect or appoint such additional officers as it may deem necessary or appropriate.

Articles of Incorporation.  The Articles of Incorporation of the Subsidiary existing on the Effective Date, which will have been amended to reflect the change of its name to Litigation Dynamics, Inc., a copy of which is attached to the Plan of Merger as Attachment A, shall continue in full force as the Articles of Incorporation of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

Bylaws.  The Bylaws of the Subsidiary existing on the Effective Date, which will have been amended to reflect the change of its name to Litigation Dynamics, Inc., a copy of which is attached to the Plan of Merger as Attachment B, shall continue in full force as the Bylaws of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

Employment Agreements and Benefit Plans.  On the Effective Date, Zane Russell, as President and Chief Executive Officer, and J. Michael Moore, as Chief Operating Officer, will execute employment agreements with the Surviving Corporation as described in Attachment C and Attachment D attached to the Plan of Merger.

Directors and Officers of VR Holdings.  On the Effective Date, Zane Russell and J. Michael Moore will be elected to the Board of Directors of VR Holdings to serve with the current three members of the Board of Directors of VR Holdings.  As a result the Board of Directors of VR Holdings will be enlarged to five members.

Copies of the Plan of Merger.  A copy of the Plan of Merger is on file at 925 South Mason, Suite 375, Katy, Texas 77450, the principal offices of Litigation Dynamics, and at 1615 Chester Road, Chester, Maryland 21619, the principal offices of VR Holdings and the Subsidiary.  A copy of the Plan of Merger will be furnished to any shareholder of Litigation Dynamics, VR Holdings, or the Subsidiary, on written request and without cost.

Additional Consideration for the Merger.  As additional consideration for the Merger:

•

On the Effective Date, Litigation Dynamics will execute a Master Services Agreement with VR Holdings in the form attached to the Plan of Merger as Attachment E.

•

The Litigation Dynamics Shareholder shall be entitled to two shares of the VR Holdings Common Stock, up to a maximum of 20,000,000 shares, for every dollar of revenue, up to a maximum of $10,000,000, which Litigation Dynamics’ operations generate within the two years from and after the Effective Date.

•

Litigation Dynamics, through CapNet Securities Corporation (“CapNet”) pursuant to a Letter Agreement between CapNet and VR Holdings dated October 24, 2011, as described in Attachment F attached to the Plan of Merger, will attempt to raise the necessary financing for the legal and accounting advisory and fees for the completion of the Merger and the subsequent reporting requirements for VR Holdings as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the funding of VR Holdings’ litigation expenses and ongoing expenses, as needed.  It was agreed that CapNet will attempt to raise the necessary funds through to the sale of the VR Holdings Common Stock to new investors by means of a private placement pursuant to Regulation D promulgated under the Securities Act.  Additional payments to support the on-going litigation and operations for VR Holdings and Litigation Dynamics will be provided as negotiated and needed with the respective vendors of VR Holdings.  As part of its compensation for services rendered pursuant to the Letter Agreement described in Attachment E attached to the Plan of Merger, CapNet will receive 3,000,000 shares of the VR Holdings Common Stock.

•

In addition, Litigation Dynamics shall cause CapNet to attempt to assist VR Holdings in the management of the Depository Trust Company eligibility process for the shares of the VR Holdings Common Stock currently being quoted for sale on the Over-the-Counter Bulletin Board, as well as to provide subsequent support for the sale of such shares.

•

All expenses of the Merger, including, but not limited to the audit and reporting requirements of the Exchange Act in connection with the Merger, will be paid by Litigation Dynamics and subsequently reimbursed through the sale of the newly issued restricted shares of the VR Holdings Common Stock by CapNet.

As discussed above, as part of the Plan of Merger, we agreed to immediately begin a private placement of shares of VR Holdings Common Stock by CapNet.  This Report is not used for the purpose of conditioning the market in the United States for any of the securities offered.  In addition, the securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The offering of the securities to be offered by CapNet has been made by VR Holdings for the purpose of raising funds to further the operations of VR Holdings and other suitable projects of VR Holdings as described herein.

Any securities issued by VR Holdings in the private placement through the services of CapNet will bear the following legend:

THE SECURITIES REPRESENTED BY THIS INSTRUMENT OR DOCUMENT HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAW OF ANY STATE.  WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED EXCEPT UPON DELIVERY TO THE COMPANY OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER OR THE SUBMISSION TO THE COMPANY OF SUCH OTHER EVIDENCE AS MAY BE SATISFACTORY TO THE COMPANY TO THE EFFECT THAT ANY SUCH TRANSFER SHALL NOT BE IN VIOLATION OF THE SECURITIES ACT OF 1933, AS AMENDED, THE SECURITIES LAW OF ANY STATE, OR ANY RULE OR REGULATION PROMULGATED THEREUNDER.

A copy of the Plan of Merger was attached as an exhibit to our Report on Form 8-K filed on November 23, 2011.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1, et seq.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years, VR Holdings has had no changes in or disagreements with its accountants on accounting and financial disclosure.  The financial statements included in this Report were audited by GBH CPAs, PC.

Item 9A.

Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

•

Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

•

Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this Report or during the period ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation.  This Report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this Report.

Remediation plans for material weaknesses over internal controls.  Our plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure.  At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of VR Holdings as of the date of this Report:

Name	Age	Position	Director Since
John E. Baker	72	Chairman of the Board, President, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary	2007
Lamar Neville	79	Secretary, Treasurer, and Director	2007
Harry J. Conn	90	Director	2007

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of three directors, none of whom have any expertise in the proposed business of VR Holdings.  Upon receipt of sufficient funds to pay for consultants as described elsewhere in this Report either from success in VR Holdings’ litigation efforts or through receipt of funds from borrowing or sales of common stock, we intend to seek directors and officers who would be able to properly execute our proposed business plan.  Messrs. Russell and Moore joined our board as a result of the Merger.  See “Business – Subsequent Developments - Plan of Merger.”

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors.  Officers are elected annually by the directors.  There are no family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary.  VR Holdings has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of VR Holdings is set forth below.

John E. Baker brings over 30 years of financial and executive management in both the private and public sectors to VR Holdings.  Mr. Baker has experience in substantially all financial functions of large, public entities including the treasury, controller, tax, MIS, budget, acquisitions, investor relations and risk management functions.  Before joining GeM Solutions, Inc., a publicly-traded company on the “Pink Sheets,” in May 2004, Mr. Baker held several financial management positions with Deloitte & Touché, City Investing Company, Rheem Manufacturing and the Home Insurance Company.  Between 1981 and 1985, Mr. Baker served as vice president and controller of John Blair & Co., a publicly held communications company based in New York City, where he was a major contributor to Blair’s financial functions during a time when the company’s sales grew from $250 million to $1 billion.  In 1986, Mr. Baker became the chief financial officer of Alleghany Beverage in Washington, DC., one our Affiliated Companies.  Alleghany had recently completed over 40 acquisitions and Mr. Baker was responsible for managing the consolidation of the related financial groups ensuring timely and accurate reporting.

From 1989 to 2004, Mr. Baker served as an independent owner/operator and financial consultant for several organizations.  During that time, he developed and implemented a number of financial and management plans for early stage private companies to obtain sales and distribution levels which would better position such companies for sale or acquisition.  From January 2005 until March 2009, Mr. Baker has served as chief financial officer, and from February 2006 until March 2009 served as chief executive officer, of GeM Solutions, Inc. and its subsidiaries.  Mr. Baker has been responsible for managing the financial function of GeM Solutions during this entire time and as chief executive officer, he was responsible for reorganizing GeM Solutions during a Chapter 11 Reorganization which was successfully completed in June 2008.  Mr. Baker currently serves as chief financial officer and treasurer of Inware Technologies, Inc.

Lamar Neville was formerly an executive with the National Institutes of Health from 1969 to 1975.  From 1975 to 1978, Mr. Neville was with the Office of Secretary of Health, Rockville, Maryland.  From 1978 until his retirement in 1989, Mr. Neville was with the National Cancer Institute where he worked with large clinical trial testing smoking secession efforts in 22 cities.

Harry J. Conn was formerly chief financial officer of Allegheny Pepsi-Cola Bottling Co. and Allegheny Beverage Corporation, previously affiliated companies of VR Holdings, from 1963 to 1986.  Mr. Conn has been retired since 1986.

VR Holdings Committees of the Board

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors.  However, we have adopted charters for these committees, in the event that we elect to implement them.  Copies of the charters for each proposed committee are filed as exhibits to the registration statement with respect to this Report.

The responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is “independent” as defined under Rule 4200(a)(15) of the NASD’s listing standards described below, as our financial constraints have made it extremely difficult to attract and retain qualified independent board members.  In addition, we do not currently have an “audit committee financial expert” as such term is defined in the Securities Act.  Since we do not have any of the subject committees, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

Rule 4200(a)(15) of the NASD’s listing standards defines an “independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The following persons shall not be considered independent:

•

A director who is, or at any time during the past three years was, employed by the company;

•

A director who accepted or who has a Family Member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.  Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).

•

A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•

A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs.

•

A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

•

A director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

We hope to add qualified independent members of our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

VR Holdings Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

VR Holdings Nomination Committee

Our size and the size of our board, at this time, do not require a separate nominating committee.  When evaluating director nominees, our directors consider the following factors:

•

The appropriate size of our board of directors;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

•

Experience in political affairs;

•

Experience with accounting rules and practices; and

•

The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

Our goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the board identifies nominees by first evaluating the current members of the board willing to continue in service.  Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the board are polled for suggestions as to individuals meeting the criteria described above.  The board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The board does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the directors and certain of the officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission.  Such persons are also required to furnish management with copies of all forms so filed.  Since we are not a reporting company under the Exchange Act, none of our officers and directors and persons holding more than 10 percent of our common stock is required to file any such reports.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at VR Holdings, Inc., at 1615 Chester Road, Chester, Maryland 21619, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures which require that:

•

The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;

•

The transaction be approved by a majority of our disinterested outside directors; and

•

The transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

VR Holdings Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer.  The code provides as follows:

•

Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

•

Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

•

Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

•

Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

•

Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We will post a copy of our Code of Ethics on our website, once it has been established.  In addition, we have attached a copy of our Code of Ethics to the registration statement with respect to this Report.  We will provide to any person without charge, upon request, a copy of our Code of Ethics.  Any such request should be directed to our corporate secretary at the address listed below in the next paragraph.  The information contained in our website shall not constitute part of this Report.

Our principal executive offices are located at 1615 Chester Road, Chester, Maryland 21619, telephone and telecopier number (443) 519-0129, and email cfausa100@aol.com.

Item 11.

Executive Compensation.

Summary of Cash and Certain Other Compensation

At present VR Holdings has only two executive officers.  The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

•

A base salary;

•

A performance bonus; and

•

Periodic grants and/or options of our common stock.

Base Salary.  Our chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus.  A portion of each officer’s total annual compensation is in the form of a bonus.  All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive.  Stock grants and options are awarded to executive officers based on their positions and individual performance.  Stock grants and options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.  The compensation committee considers the recommendations of the chief executive officer for stock grants and options to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation.  Stock grants and options for the chief executive officer will be recommended and approved by our board of directors.  See “Market Price of and Dividends on our Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans.”

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors.  Before we can expect to provide for officer salaries, we will have to obtain a monetary victory in our lawsuit.  See “Business – Legal Proceedings.”

VR Holdings Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John E. Baker (1)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lamar Neville (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)

Mr. Baker is our chairman of the board, president, chief financial officer, principal accounting officer, and assistant secretary.

(2)

Mr. Neville is our secretary, treasurer, and director.

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors.  Before we can expect to provide for officer salaries, we will have to obtain a monetary victory in our lawsuit.  See “Business – Legal Proceedings.”  In November 2010, we issued 25,000,000 shares of common stock to John E. Baker, 100,000 shares of common stock to Lamar Neville and 100,000 shares of common stock to Harry J. Conn for services to VR Holdings.  These shares were valued at $0.0006545 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2011:

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John E. Baker (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lamar Neville (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)

Mr. Baker is our chairman of the board, president, chief financial officer, principal accounting officer, and assistant secretary.

(2)

Mr. Neville is our secretary, treasurer, and director.

VR Holdings Employment Agreements

As of the date of this Report, VR Holdings does not have any employment agreements with any of our officers or any employees, inasmuch as we do not have any employees.

VR Holdings Director Compensation

Our directors do not receive compensation for their services as directors.

Intentionally Left Blank.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this Report by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each director of VR Holdings;

•

Each named executive officer of VR Holdings; and

•

All directors and officers of VR Holdings as a group

Shares of Common Stock Beneficially Owned (2)

Name of Beneficial Owner (1)	Number	Percent
John E. Baker	35,000,000	7.94
Lamar Neville	100,000	0.02
Harry J. Conn	100,000	0.02
All directors and officers as a group (three persons)	35,200,000	7.98
Deohge Corp. (3)	314,681,091	71.40
The Cancer Foundation, Inc. (4)	26,273,643	5.96

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o VR Holdings, Inc., at 1615 Chester Road, Chester, Maryland 21619.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this Report, there were issued and outstanding 440,758,343 shares of our common stock.

(3)

Deohge Corp. is a Maryland corporation, located at 2077 Maidstone Farm Road, Annapolis, Maryland 21409.  The executive officers and directors are Morton M. Lapides, Sr., chairman and president, and Pamela Lapides, secretary and treasurer.  The controlling stockholders are Mr. and Mrs. Lapides.  Deohge’s principal business is a holding company.  During the last five years, Deohge has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.  The consideration for the purchase of our shares was in connection with the reorganization of VR Holdings, and in settlement of all claims against VR Holdings by Deohge.  Deohge does not have any plans which relate to or would result in: (a) the acquisition by any person of additional securities of VR Holdings, or the disposition of securities of VR Holdings; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving VR Holdings or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of VR Holdings or any of its subsidiaries; (d) any change in the present board of directors or management of VR Holdings, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of VR Holdings; (f) any other material change in VR Holdings’ business or corporate structure; (g) Changes in VR Holdings’ charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of VR Holdings by any person; (h) causing a class of securities of VR Holdings to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of VR Holdings becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act; or (j) any action similar to any of those enumerated above.

(4)

The Cancer Foundation, Inc., is a 501(c)(3) non-profit Maryland corporation, located at No. 2 Pomona East 305, Baltimore, Maryland 21208.  The Cancer Foundation is a charitable foundation established in 1968 by the uncles and father of Mr. Morton M. Lapides, Sr., who along with his wife are the controlling stockholders of Deohge Corp., our majority stockholder.  The trustees and executive officers of The Cancer Foundation are Barry L. Dahne, John E. Baker, and Lamar Neville.  Messrs. Baker and Neville are two of our directors and executive officers.  Mr. Dahne is president of The Cancer Foundation.  The Cancer Foundation’s principal business is charity.  During the last five years, The Cancer Foundation has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.  As a result of his treatment at John Hopkins Hospital for pancreatic cancer, Mr. Lapides decided to donate $75,000,000 to John Hopkins Hospital and $5,000,000 to other research institutions for cancer research.  This gift was to be made by The Cancer Foundation, Inc.  The source of the funding by The Cancer Foundation was to be an $80,000,000 gift by the companies owned by Mr. Lapides which turned out to be VR Holdings, Inc.  With the destruction of VR Holdings by the actions allegedly taken by various parties as described in this Report, Mr. Lapides no longer had the ability to make this contribution, and the intended contribution became a claim of The Cancer Foundation.  On July 25, 2006, the $80,000,000 claim plus interest of The Cancer Foundation was exchanged By VR Holdings for 27,820,643 shares of the common stock of VR Holdings, Inc. using the exchange rate of $4.47 of claim value for every share of VR Holdings common stock..  The Cancer Foundation does not have any plans which relate to or would result in: (a) the acquisition by any person of additional securities of VR Holdings, or the disposition of securities of VR Holdings; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving VR Holdings or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of VR Holdings or any of its subsidiaries; (d) any change in the present board of directors or management of VR Holdings, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of VR Holdings; (f) any other material change in VR Holdings’ business or corporate structure; (g) Changes in VR Holdings’ charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of VR Holdings by any person; (h) causing a class of securities of VR Holdings to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of VR Holdings becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act; or (j) any action similar to any of those enumerated above.  It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.

It is our opinion that our planned contribution of $80,000,000 to The Cancer Foundation is a liability of VR Holdings because at the time that the gift was proposed, VR Holdings had the ability to make such a donation and that this ability was prevented by the action taken by the group of lenders which destroyed the consolidated entity and its ability to make suck a donation.  As a result, VR Holdings determined the total loss, including an interest assumption, caused by the group of lenders and filed a law suit to recover the combined losses.  The donation to The Cancer Foundation of $80,000,000 plus interest was included in this total or combined calculated loss.  Since we knew that it would be a long time before this legal action could be resolved and funds obtained for the parties involved, it was decided to form a public company that would combine the claims of all parties involved in this legal action and provide some liquidity for the claimants and create a environment whereby additional funds could be raised to cover the legal cost of the action.  The Cancer Foundation was then offered the opportunity to exchange its claims for our shares, which it did.  We will explore whatever capital-raising steps which seem most likely to produce the capital we need to finance our litigation and to fund our proposed business going forward.  We have not yet made any decision on what capital-raising steps we might take, but expect to make that decision once we know the outcome of The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation.  It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.

Other than as stated above:

•

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of VR Holdings; and

•

There are no arrangements or understandings with respect to election of directors or other matters.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Deohge Corp. owned and controlled by the family of Mr. and Mrs. Morton M. Lapides, Sr., owns 314,681,091 shares of our common stock, which represent approximately 68.0 percent of our issued and outstanding common stock as of the date of this Report.  The result of the ownership of our common stock by Deohge Corp. is that it has voting control on all matters submitted to our stockholders for approval and are able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.  Deohge Corp. acquired the shares of our common stock as a result of the assignment of the interests of Mr. and Mrs. Lapides to Deohge Corp. on July 25, 2006 in the litigation described in “Business – Legal Proceedings.”  On July 25, 2006 Deohge Corp. received 314,681,091 shares of our common stock in connection with our reorganization.  See “Principal Stockholders.”

The Cancer Foundation, Inc., a charitable foundation formed by members of the family of Mr. Lapides, whose trustees are Barry L. Dahne, John E. Baker, and Lamar Neville, acquired 27,820,643 shares our common stock on July 25, 2006 as a contribution to the foundation.  Messrs. Baker and Neville are two of our directors and executive officers.  See “Principal Stockholders.”

As discussed elsewhere in this Report, Barry L. Dahne, one of our attorneys in the Marshall & Ilsley and Venable litigation, and one of the trustees of The Cancer Foundation which is one of our major stockholders, has received 7,000,000 shares of our common stock for his legal services with respect to the Marshall & Ilsley and Venable litigation.  Previously, we had issued to Mr. Dahne 10,000,000 shares of our common stock for services rendered.  We have registered 5,000,000 of such shares by means of a registration statement filed with the SEC and which went effective on May 11, 2011.  Mr. Dahne is listed as a selling stockholder in the prospectus which was apart of the registration statement.

In addition, we have also issued to John E. Baker, our president, 35,000,000 shares for services rendered.  We have registered 10,000,000 of such shares by means of a registration statement filed with the SEC and which went effective on May 11, 2011.  Mr. Dahne is listed as a selling stockholder in the prospectus which was apart of the registration statement.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by GBH CPAs, PC for professional services rendered for the audit of our annual financial statements for fiscal years ended September 30, 2011 and 2010, were $18,900 and $13,150, respectively.

Audit Related Fees

The aggregate audit-related fees billed by GBH CPAs, PC for professional services rendered for the audit of our annual financial statements for fiscal years ended September 30, 2011 and 2010, were $8,900 and $5,200, respectively.

Tax Fees

There were no fees billed by GBH CPAs, PC for professional services rendered for tax services for fiscal years ended September 30, 2011 and 2010.

All Other Fees

There were no other fees billed by GBH CPAs, PC for professional services rendered during the fiscal years ended September 30, 2010 and 2011, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

All financial statements are included in Item 8 of this report.

(b)

All financial statement schedules required to be filed by Item 8 of this Report and the exhibits contained in this Report are included in Item 8 of this report.

(c)

The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
1.0**	Letter Agreement between CapNet Securities Corporation and VR Holdings, Inc. dated October 24, 2011.
2.0**

Plan and Agreement of Triangular Merger between VR Holdings, Inc., VRH Merger Sub, Inc. and Litigation Dynamics, Inc. dated November 21, 2011, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on November 23, 2011, Commission File Number 333-166884.

3.1**

Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on November 2, 1998, filed as Exhibit 3.1 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.

3.2**

Certificate of Amendment of Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on June 2, 2008, filed as Exhibit 3.2 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.

3.3**	Original Bylaws of VR Holdings, Inc., filed as Exhibit 3.3 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.4**

Amended and Restated Certificate of Incorporation of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.4 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.

3.5**	Amended and Restated Bylaws of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.5 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
10.1**	Charter of the Audit Committee of VR Holdings, Inc., filed as Exhibit 10.1 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.2**	Code of Business Conduct of VR Holdings, Inc., filed as Exhibit 10.2 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.3**

Code of Ethics for Senior Executive Officers and Senior Financial Officers of VR Holdings, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.

10.4**	Charter of the Compensation Committee of VR Holdings, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.5**	Corporate Governance Principles of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.6**	Charter of the Executive Committee of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.7**	Charter of the Finance Committee of VR Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.8**	Charter of the Governance and Nominating Committee of VR Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.9**	Executive Summary Memorandum, filed as Exhibit 10.9 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.10**	Assignment of Claims, filed as Exhibit 10.10 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.
10.11*	Form of Settlement with the claimants, filed as Exhibit 10.11 to the registrant’s registration statement on April 29, 2011, Commission File Number 333-166884.
10.12**	Warrant dated August 30, 2010 issued to Norman T. Reynolds, Esq., filed as Exhibit 10.12 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.
10.13**	Warrant dated August 30, 2010 issued to Stephen H. Marcus, Esq., filed as Exhibit 10.13 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.
21.1*	Subsidiaries of the registrant.
31.1*	Certification of John E. Baker, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: January 9, 2012.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker JOHN E. BAKER	Chairman of the Board, President, and Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary	January 9, 2012
/s/ Lamar Neville LAMAR NEVILLE	Secretary, Treasurer, and Director	January 9, 2012
/s/ Harry J. Conn HARRY J. CONN	Director	January 9, 2012

VR Holdings, Inc.

Consolidated Financial Statements

As of September 30, 2011 and 2010 and the

Years Ended September 30, 2011 and 2010 and the Period From

July 25, 2006 (Date of Re-Entrance into Development Stage) to September 30, 2011

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders

VR Holdings, Inc.

(A Development Stage Company)

Chester, Maryland

We have audited the accompanying consolidated balance sheets of VR Holdings, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended and the period from July 25, 2006 (date of re-entrance into development stage) to September 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of VR Holdings, Inc. as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended and the period from July 25, 2006 (date of re-entrance into development stage) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that VR Holdings, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no assets and has incurred net losses which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

December 19, 2011

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	September 30,
	2011	2010

ASSETS
Total assets	$ –	$ –

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 257,875	$ 204,994
Total current liabilities	257,875	204,994

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 440,758,343 and 394,508,343 shares issued and outstanding, respectively	441	394
Additional paid-in capital	8,645,719	8,595,312
Accumulated deficit	(15,492,955)	(15,492,955)
Earnings during development stage	6,588,920	6,692,255
Total shareholders’ deficit	(257,875)	(204,994)

Total liabilities and shareholders’ deficit	$ –	$ –

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period from July 25, 2006 to
	For the Year Ended September 30,		September 30,
	2011	2010	2010

Revenue	$ –	$ –	$ –

Expenses - General and administrative	103,335	322,046	716,357

Loss from operations	(103,335)	(322,046)	(716,357)

Other income (expense):
Gain on forgiveness of debt	–	–	7,414,017
Interest expense	–	–	(108,740)

Net income (loss)	$ (103,335)	$ (322,046)	$ 6,588,920

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares – basic and diluted	428,285,192	394,237,110

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Deficit

For the Years Ended September 30, 2011 and 2010 and the

Period from July 26, 2006 to September 30, 2011

	Common Stock		Additional Paid-In	Accumulated	Earnings During the Development
	Shares	Amount	Capital	Deficit	Stage	Total

Balance at July 25, 2006	–	$ –	$ –	$(15,492,955)	$ –	$(15,492,955)

Common shares issued for services	363,501,734	364	237,549	–	–	237,913

Common shares issued for debt	4,606,609	4	8,187,674	–	–	8,187,678

Net loss	–	–	–	–	(255,902)	(255,902)

Balance at September 30, 2006	368,108,343	368	8,440,223	(15,492,955)	–	(7,323,266)

Net income	–	–	–	–	7,323,266	7,323,266

Balance at September 30, 2007	368,108,343	368	8,425,223	(15,492,955)	7,067,364	–

Contributed capital – expenses paid by shareholder	–	–	15,000	–	–	15,000

Net loss	–	–	–	–	(15,000)	(15,000)

Balance at September 30, 2008	368,108,343	368	8,440,223	(15,492,955)	7,052,364	–

Common shares issued for services	26,000,000	26	16,992	–	–	17,018

Contributed capital – expenses paid by shareholder	–	–	19,567	–	–	19,567

Net loss	–	–	–	–	(38,063)	(38,063)

Balance at September 30, 2009	394,108,343	394	8,476,782	(15,492,955)	7,014,301	(1,478)

Common shares issued for services	400,000	–	261	–	–	261

Contributed capital – expenses paid by shareholder	–	–	116,961	–	–	116,961

Warrants issued for services	–	–	1,308	–	–	1,308

Net loss	–	–	–	–	(322,046)	(322,046)

Balance at September 30, 2010	394,508,343	394	8,595,312	(15,492,955)	6,692,255	(204,994)

Common shares issued for services	46,200,000	47	30,191	–	–	30,238

Common shares issued for cash	50,000	–	5,000	–	–	5,000

Contributed capital – expenses paid by shareholder	–	–	15,216	–	–	15,216

Net loss	–	–	–	–	(103,335)	(103,335)

Balance at September 30, 2011	440,758,343	$ 441	$ 8,645,719	$ (15,492,955)	$6,588,920	$ (257,875)

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period from July 25, 2006 to
	For the Year Ended September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(103,335)	$(322,046)	$6,588,920
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	30,238	1,569	286,738
Expenses paid by shareholder	15,216	116,961	166,744
Gain on forgiveness of debt	–	–	(7,414,017)
Changes in operating assets and liabilities:
Accounts payable	52,881	203,516	257,875
Accrued interest payable	–	–	108,740
Net cash used for operating activities	(5,000)	–	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of stocks	5,000	–	5,000
Cash provided by financing activities	5,000	–	5,000

NET CHANGE IN CASH	–	–	–

CASH AT BEGINNING OF YEAR	–	–	–

CASH AT END OF YEAR	$ –	$ –	$ –

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$ –	$ –	$ –
Income taxes	–	–	–

Non-cash financing activities:
Debt converted to common stock	$ –	$ –	$8,187,678

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

VR Holdings, Inc. (“VR Holdings” or the “Company”), a Delaware corporation, was incorporated in 1998 to be the parent company of a group of entities owned by MML, Inc. which was in turn controlled by Morton M. Lapides, Sr. and his family.  The companies included in this consolidation were MML, Inc.(“MML”), Transcolor Corp. (“Transcolor”), Valley Rivet Company, Alleco, Inc. and Allegheny Pepsi Cola Bottling Company.  VR Holdings, Inc. itself has never had any operations or employees but acted as a holding company only.

During the period from 2003 to 2006, through an investigation instituted by The Cancer Foundation, Inc., a charitable foundation established in 1968 by the father and uncles of Mr. Morton M. Lapides, Sr., one of the controlling shareholders of Deohge Corp., our majority shareholder, it was determined by Mr. Lapides and others that certain lenders, through alleged illegal practices, had taken advantage of Mr. Lapides and other shareholders of VR Holdings to gain control of a certain operating subsidiary while Mr. Lapides was undergoing treatment for life threatening pancreatic cancer.  These alleged illegal practices resulted in VR Holdings losing control of various operating subsidiaries and ultimately caused VR Holdings to lose an estimated $1.6 billion associated with these operations.  As a result, it was decided by the shareholders of VR Holdings to reorganize the ownership of the Company and to file a lawsuit against the lenders and related parties to recover the damages caused by the lender’s alleged illegal activities.

Also, it was decided by the shareholders of VR Holdings to allow other parties injured by the alleged actions of the lenders to exchange their related claim for losses for shares in VR Holdings and allow VR Holdings to pursue all legal actions necessary to recover these damages.

Basis of Presentation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Development Stage

The Company re-entered the development stage on July 25, 2006.  From inception to July 24, 2006, the Company had an accumulated deficit of $15,492,955.

Principles of Consolidation

The financial statements include the accounts of VR Holdings, Inc. and its subsidiaries.  Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalent

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Interests in Litigation

The interests in litigation are being accounted for as gain contingencies.  Therefore, no amounts have been recorded for these interests in the consolidated financial statements.  Any gains will be recorded when realized.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes.  Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws.  In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”).  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Stock-Based Compensation

We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.  The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at September 30, 2010. As of September 30 2011, the Company has 2,000,000 common stock warrants outstanding with an exercise price of $0.10 per share.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement

Level 1

Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2

Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value.  These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Subsequent Events

We evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations  which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (October 1, 2011 for the Company). Early adoption is permitted. The Company does not expect the adoption of this ASC to have a material impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

At September 30, 2011, we had no assets and a working capital deficit of $257,875.  Through September 30, 2011, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least fiscal year 2012.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

Although we were incorporated in 1998, we have no recent operating history, and have no recent revenue to date.  We cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our operating results.  We are currently involved in a lawsuit more fully described in Note 7.  If we are successful in the litigation, we plan on utilizing any proceeds to be received to fund our operations.  If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations.  In such event, we will have to raise capital either through equity or debt offerings.  In November and December 2011, the Company sold 480,694 shares of common stock for $48,069 and plans to utilize the proceeds from the stock issuance as working capital.

There is no assurance that we will be able to obtain additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding prior to or during fiscal year 2012, we may enter into bankruptcy and possibly cease operations thereafter.

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

NOTE 3 – INCOME TAXES

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year ended September 30,
	2011	2010
Current	$ –	$ –
Deferred	–	–
Total	$ –	$ –

The effective income tax expense (benefit) differed from the computed “expected” federal income tax expense (benefit) on earnings before income taxes for the following reasons:

	Year Ended September 30,
	2011	2010
Computed federal income tax provision (benefit)	$(35,134)	$(108,848)
Stock-based compensation	10,281	533
Increase in valuation allowance	24,853	108,315
	$ –	$ –

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes.  The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	Year Ended September 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,015,853	$2,991,000
Valuation allowance	(3,015,853)	(2,991,000)

Total deferred tax asset	$ –	$ –

At September 30, 2011, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $8.9 million.  The NOL carryforwards expire from 2012 through 2031.  The value of these carryforwards depends on our ability to generate taxable income.  A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards.  Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates, we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes.  We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2011 and 2010.  The valuation allowance increased by approximately $24,853 and $108,000 during 2011 and 2010, respectively, due primarily to net losses during those periods.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

NOTE 4 – EQUITY

On May 10, 2010, the Company issued 300,000 shares of common stock valued at $196 ($0.0006545 per share) for services rendered to the Company.  The value of these shares was determined based on the value of shares previously issued by the Company.

On August 24, 2010, the Company issued 100,000 shares of common stock to a consultant for services.  These shares were valued at $65.

On August 30, 2010, the Company issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.10 for a period of five years.  The warrants were issued for services rendered by two attorneys.  The fair value of the warrants at the date of grant was $1,308.  The warrants were valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 1.39%, (2) expected term of 5 years, (3) expected volatility of 350% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2011.

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

In August 2011, the Company sold 50,000 shares of common stock for $5,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company.  During the years ended September 30, 2011 and 2010, The Cancer Foundation, Inc. paid $15,216 and $116,961, respectively.  These payments have been recorded as contributed capital.

NOTE 6 – LITIGATION

The Company, through its subsidiaries, is involved in a lawsuit, The Cancer Foundation, Inc. v. Cerberus Capital Management, LP.  All claims held by Mr. and Mrs. Morton M. Lapides, Sr. have been assigned to VR Holdings.  It is our plan to use any proceeds received by us as a result of the below described litigation to fund our business plan going forward.  If we are unsuccessful in the litigation or do not receive sufficient funds, we will be forced to sell additional equity to raise the capital we need to fund our anticipated operations.  If we are not successful in raising any needed capital, our business plan will fail.

The Basis of our Litigation

In the late 1980s, it was discovered that Mr. Lapides had pancreatic cancer.  In researching possible treatments, Mr. Lapides discovered that Johns Hopkins Hospital had an experimental program for the treatment of pancreatic cancer.

As a result of the treatment of Mr. Lapides at Johns Hopkins Hospital, the board of trustees of The Cancer Foundation decided to donate $75,000,000 to Johns Hopkins Hospital and $5,000,000 to other research institutions for cancer research.  This gift was to be made by The Cancer Foundation, Inc. which had been a family charity organization.  The source of the funding by The Cancer Foundation was to be an $80,000,000 gift by the companies owned by Mr. Lapides, which turned out to be VR Holdings, Inc.  With the destruction of VR Holdings by the actions allegedly taken by various parties as described below, Mr. Lapides no longer had the ability to make this contribution, and the intended contribution became a claim of The Cancer Foundation.  The $80,000,000 claim plus interest of The Cancer Foundation was exchanged for shares of the common stock of VR Holdings, Inc. using the exchange rate of $4.47 of claim value for every share of VR Holdings common stock.  The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

This is a breach of contract case pending in the Circuit Court of Cook County, Illinois.  MML, Transcolor, and Morton M. Lapides, Sr. (together, the “plaintiffs”) allege that Madeleine LLC, a subsidiary of Cerberus Capital Management, LP (“Madeleine”) and Gordon Brothers Capital Corp. (“Gordon Brothers”) (together, the “defendants”) breached a Comprehensive Settlement and Shareholders Agreement, dated April 11, 1997 (the “Shareholders Agreement”) by depriving the plaintiffs of the right to regain control of Winterland Concessions Company (“Winterland”).  The plaintiffs allegedly have suffered substantial damages as a result of the alleged breach of the Shareholders Agreement.  The Cancer Foundation was initially a plaintiff, but later withdrew, because the Court ruled that it had no standing to sue.

The plaintiffs initially filed suit on July 23, 2007 in the United States District Court for the Northern District of Illinois alleging federal-law claims for civil RICO and RICO conspiracy and state-law claims for fraudulent concealment, tortious interference, civil conspiracy, and breach of contract.  On April 4, 2008, the court dismissed the plaintiffs’ federal RICO claims as time barred and then declined to retain supplemental jurisdiction over the plaintiffs’ state-law claims.  The court also dismissed the defendants’ Rule 11 claim.  The plaintiffs filed a notice of appeal of the court’s decision on April 22, 2008.  On March 19, 2009, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision.  The Illinois state court action was filed on April 17, 2009.

The defendants filed a motion to dismiss the state court action on August 3, 2009.  The plaintiffs filed an opposition brief on November 13, 2009.  The defendants filed their reply on December 4, 2009.  Oral argument was held on January 22, 2010.  At the conclusion of argument, Judge Allen S. Goldberg dismissed the complaint on the grounds of res judicata.  The plaintiffs filed a motion for reconsideration in which they argued that Judge Goldberg misapplied the doctrine of res judicata that the complaint should be reinstated and the case allowed to proceed.  The defendants’ opposition brief was filed on April 12, 2010 and the plaintiff’s reply was filed on May 10, 2010.  Oral argument on the motion for reconsideration was held on June 1, 2010, at which time Judge Goldberg denied the motion.  MML and Lapides filed a notice of appeal on June 25, 2010 and their opening brief on November 5, 2010 with the Appellate Court of Illinois, First Judicial District.  The defendants filed an opposition on December 5, 2010, as well as a cross appeal seeking a reversal of the trial judge’s order denying the defendants’ motion for attorneys’ fees.  The plaintiffs filed a reply on January 14, 2011, and the defendants filed a reply on the attorneys’ fees issue on January 28, 2011.

On March 16, 2011, the Appellate Court, ordered the parties to brief the issue of whether the case should be transferred to California, New York or Maryland on the grounds of forum non conveniens because the case has more connections with those jurisdictions than it does with Illinois.  After the parties briefed this issue, the Court issued an opinion on May 25, 2011 reversing the trial court’s decision dismissing the case and remanding the case back to the trial court.  In its opinion, the Court declined to transfer the case to another state because the defendants refused to waive their statute of limitations defense.  The Court reversed the trial court’s dismissal of the case on res judicata grounds, and rejected the defendants’ arguments on the statute of limitation and failure to state a claim. The Court also denied the defendants’ cross appeal for attorneys’ fees.

The Court of Appeals’ rulings constitute a complete reversal of Judge Goldberg’s dismissal of the complaint. On August 5, 2011, the Illinois Court of Appeals wrote to the Clerk of the Cook County Circuit Court stating that the mandate of the Appellate Court has been filed with the Cook County Circuit Court.  In doing so, the case was returned to the trial court for further proceedings.  At this juncture, the trial court has not taken any action to set a case schedule or take any other action as a result of the Appellate Court’s reversal of the trial court’s decision and the remand of the case to the trial.  Neither Plaintiffs nor Defendants have asked the trial court to take any action as a result of the remand.

Now that the Illinois Court of Appeals has reversed Judge Goldberg’s dismissal, the case may move forward into the discovery phase where a number of issues will need to be explored.  These issues include whether the defendants breached the Shareholders Agreement, whether the defendants’ actions damaged MML and Mr. Lapides, and the quantum of their damages.  Expert testimony may be needed during the litigation.  Either party may move for summary judgment at the conclusion of discovery.  If there are any important remaining factual issues after summary judgment rulings, the case may then proceed to trial.

It is not possible to predict the ultimate resolution of the case.

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

On May 25, 2011, the Illinois State Appellate Court ruled in VR Holdings' favor in regards to The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation stating that there were no res judicata or statute of limitations problems, and in addition, stated that "…the bankruptcy court in Maryland lacked jurisdiction to decide the contract claim at issue here."  VR Holdings was advised that the defenses in the Maryland case were almost identical to the two items eliminated in the Illinois case.  The same damages could not be collected twice.  For that reason, and since Marshall & Ilsley is believed to be in financial difficulty, there was no reason to burden the court with this suit when a decision on the major defense issues were already ruled on in another suit and the Illinois decision questioned a Maryland court's authority.  On advice of counsel, the case was withdrawn.

NOTE 7 – SUBSEQUENT EVENTS

On October 26, 2011, VR Holdings, Inc. signed a letter of intent to acquire Litigation Dynamics, Inc., a provider of hosted litigation eDiscovery software and support Services.  The letter of intent was followed up by the signing a Plan and Agreement of Triangular Merger between VR Holdings, Inc., VRH Merger Sub, Inc. (a Texas corporation), and Litigation Dynamics, Inc. (a Texas corporation) on November 21, 2011.  Under the terms and conditions of the agreement, VR Holdings, Inc. formed a wholly owned subsidiary (VRH Merger Sub, Inc.) which Litigation Dynamics, Inc. will be merged into at closing, and the name of VRH Merger Sub, Inc. will be changed to Litigation Dynamics, Inc.  The shares of the pre-merger Litigations Dynamics, Inc. will be exchanged for 17,500,000 shares of VR Holdings, Inc. at the date of the merger and the shareholder of Litigation Dynamics, Inc. will be able to earn additional shares of VR Holdings, Inc. based upon the revenue generated by Litigation Dynamics, Inc. during the first two years after the merger.  For every dollar of revenue generated by Litigation Dynamics during the first two year of operations after the merger, the original shareholder of Litigation Dynamics, Inc. will receive two shares of VR Holdings, Inc. up to a maximum of 20,000,000 additional shares.  Subsequent to the merger, Litigation Dynamics, Inc. will continue to be a provider of hosted litigation eDiscovery software and support services.

On November 29, 2011, VR Holdings, Inc sold 480,694 shares of common stock for $48,069.  These funds were sold by the Company’s investment banker in a private placement with a commission rate of 10% being paid to the investment banker.  These shares of common stock have not been registered with the Securities and Exchange Commission (SEC) and cannot be sold on the open market without being registered with the SEC or meeting other exemption requirements of the SEC.  The funds generated by the sales of common stock of VR Holdings, Inc. will be used for general operating purposes of the Company.