Form 10-Q
period 2011-12-31
VR Holdings, Inc.
filed 2012-02-21
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ]    No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At January 31, 2012, the registrant had outstanding 461,739,037 shares of common stock.

Table of Contents

Part I – Financial Information.

3

Item 1.

Financial Statements.

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

16

Item 4.

Controls and Procedures.

16

Item 4(T).

Controls and Procedures.

16

Part II- Other Information

17

Item 1.

Legal Proceedings.

17

Item 1A.

Risk Factors.

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

17

Item 3.

Defaults Upon Senior Securities.

17

Item 4.

Mine Safety Disclosures.

18

Item 5.

Other Information.

18

Item 6.

Exhibits.

18

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

ASSETS
	December 31,	September 30,
	2011	2011
Current assets:
Cash	$9,097	$-
Total current assets	9,097	-

Total assets	$9,097	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$265,884	$257,875
Total current liabilities	265,884	257,875

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 441,239,037 and 440,758,343 shares issued and outstanding, respectively	442	441
Additional paid-in capital	8,689,967	8,645,719
Accumulated deficit	(15,492,955)	(15,492,955)
Earnings during development stage	6,545,759	6,588,920
Total shareholders’ deficit	(256,787)	(257,875)

Total liabilities and shareholders’ deficit	$9,097	$-

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Period from July 25, 2006 to December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Expenses - General and administrative	43,161	29,766	759,518

Loss from operations	(43,161)	(29,766)	(759,518)

Other income (expense)
Gain on forgiveness of debt	-	-	7,414,017
Interest expense	-	-	(108,740)

Net income (loss)	$(43,161)	$(29,766)	$6,545,759

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	440,930,766	403,273,560

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,		For the Period from July 25, 2006 to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,161)	$(29,766)	$6,545,759
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	-	16,493	286,738
Expenses paid by shareholder	986	10,173	167,730
Gain on settlement of debt	-	-	(7,414,017)
Changes in operating assets and liabilities:
Accounts payable	8,009	3,100	265,884
Accrued interest payable	-	-	108,740
Net cash used by operating activities	(34,166)	-	(39,166)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of capital stock	43,263	-	48,263
Net cash provided by financing activities	43,263	-	48,263

NET CHANGE IN CASH	9,097	-	9,097

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$9,097	$-	$9,097

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-
Non-cash financing activities:
Debt converted to common stock	$-	$-	$8,187,678

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s September 30, 2011 Form 10-K.  Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.

NOTE 2 – GOING CONCERN

At December 31, 2011, we had a working capital deficit of $256,787.  Through December 31, 2011, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2012.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

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

There is no assurance that we will be able to obtain such additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding during the year 2012, we may enter into bankruptcy and possibly cease operations thereafter.

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

NOTE 3 – ACQUISITION OF LITIGATION DYNAMICS, INC.

On January 20, 2012, the Company completed the acquisition of 100% of Litigation Dynamics, Inc. (“LDI”).  The shares of the pre-merger LDI were exchanged for 17,500,000 shares of the Company at the date of the merger and the shareholder of LDI will be able to earn additional shares of the Company based upon the revenue generated by LDI during the first two years after the merger.  For every dollar of revenue generated by LDI during the first two years of operations after the merger, the original shareholder of LDI will receive two shares of the Company up to a maximum of 20,000,000 additional shares. Subsequent to the merger, LDI will continue to be a provider of hosted litigation eDiscovery software and support services.

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$19,117
Receivables	109,862
Goodwill	2,915,569
Total assets acquired	3,044,548

Liabilities assumed:
Accounts payable and accrued liabilities	42,578
Other payables	66,970
Deferred revenue	10,000
Notes payable	300,000
Total liabilities assumed	419,548

Net assets acquired	$2,625,000

Consideration paid:
17.5 million shares of common stock valued at $0.15 per share	$2,625,000

The following unaudited pro forma Balance Sheet as of December 31, 2011 has been prepared as if the acquisition had occurred at December 31, 2011:

	VR Holdings, Inc.	Litigation Dynamics, Inc.	Pro Forma Adjustments		Pro Forma Combined

Assets
Current Assets:
Cash and cash equivalents	$9,097	$19,117	$-		$28,214
Accounts receivable	-	6,000	-		6,000
Due from related party	-	10,000	-		10,000
Notes receivable	-	63,174	-		63,174
Notes receivable from related parties	-	30,688	-		30,688
Total current assets	9,097	128,979	-		138,076
Goodwill, net of impairment	-	-	2,915,569	(2)	-
			(2,915,569)	(3)
Total Assets	$9,097	$128,979	$-		$138,076

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$265,884	$27,594	$-		$293,478
Deferred revenue	-	10,000	-		10,000
Due to related parties	-	14,984	-		14,984
Other payables	-	66,970	-		66,970
Notes payable	-	300,000	-		300,000
Total current liabilities	265,884	419,548	-		685,432
Total Liabilities	265,884	419,548	-		685,432

Shareholders' Deficit
Common stock	442	260	18	(2)	460
			(260)	(1)
Additional paid-in capital	8,689,967	740	2,624,982	(2)	11,314,949
			(740)	(1)
Accumulated deficit	(15,492,955)	(291,569)	291,569	(1)	(11,862,765)
			(2,915,569)	(3)
			6,545,759	(4)
Earnings during the development stage	6,545,759	-	(6,545,759)	(4)	-

Total shareholders' deficit	(256,787)	(290,569)	-		(547,356)
Total Liabilities and Shareholders' Deficit	$9,097	$128,979	$-		$138,076

(1) To eliminate common stock, additional paid-in capital and accumulated deficit of Litigation Dynamics, Inc.

(2) To record issuance of 17,500,000 shares of VR Holdings, Inc. common stock and goodwill related to excess purchase price.

(3) Impairment of goodwill related to excess of purchase price over fair value of net assets of Litigation Dynamics, Inc.

(4) To reclassify earnings during the development stage to accumulated deficit.

The following unaudited pro forma Consolidated Results of Operations for the three months ended December 31, 2011 have been prepared as if the acquisition had occurred at October 1, 2011:

	VR Holdings, Inc.	Litigation Dynamics, Inc.	Pro Forma Adjustments		Pro Forma Combined

Revenue	$-	$60,000	$-		$60,000

Operating expenses:
General and administrative expenses	43,161	99,295	-		142,456
Impairment of goodwill	-	-	2,915,569	(1)	2,915,569
Total operating expenses	43,161	99,295	2,915,569		3,058,025

Loss from operations	(43,161)	(39,295)	(2,915,569)		(2,998,025)

Other expenses:
Interest expense	-	-	-		-
Loss before income taxes	(43,161)	(39,295)	(2,915,569)		(2,998,025)
Provision for income taxes	-	-	-
Net Loss	$(43,161)	$(39,295)	$(2,915,569)		$(2,998,025)

Net loss per common share, basic and diluted	(0.00)				(0.01)
Weighted average common shares outstanding, basic and diluted	440,930,766		17,500,000		458,430,766

(1)

Impairment of goodwill related to excess of purchase price over fair value of net assets of Litigation Dynamics, Inc.

NOTE 4 – EQUITY

On November 29, 2011, the Company sold 480,694 shares of common stock for gross proceeds of $48,069.  These shares were sold by the Company’s investment banker in a private placement with a commission rate of 10% ($4,806) being paid to the investment banker as offering costs.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company. During the three months ended December 31, 2011 and 2010, The Cancer Foundation, Inc. paid $986 and $10,173, respectively.  These payments have been recorded as contributed capital to the Company.

NOTE 6 – LITIGATION

The Company, through its subsidiaries, is involved in a lawsuit, The Cancer Foundation, Inc. v. Cerberus Capital Management, LP.  All claims held by Mr. and Mrs. Morton M. Lapides, Sr. have been assigned to VR Holdings.  There is no progress on the litigation since fiscal year ended September 30, 2011.

NOTE 7 – SUBSEQUENT EVENT

On January 20, 2012, the Company completed the acquisition of 100% of Litigation Dynamics, Inc. See Note 3.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are included in this Report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report.

VR Holdings, Inc.

Since the business previously operated by VR Holdings before the filing of our registration statement with the SEC on May 17, 2010, no longer has any relevance, the discussion which immediately follows relates primarily to our proposed business of investing in litigation and arbitration cases, claims and disputes.  The discussion of our wholly-owned subsidiary, Litigation Dynamics follows below the discussion pertaining to VR Holdings.  Therefore, unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “VR Holdings or Litigation Dynamics,” all refer to VR Holdings or Litigation Dynamics as of the date of this Report.

If we are successful in our litigation effort in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, more fully discussed below, our business going forward is expected to consist of a strategy to build a diversified portfolio of investments in various legal claims and to provide our stockholders with an attractive level of capital growth through investing directly and indirectly in litigation and arbitration cases, claims and disputes.

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

10

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

MML, Inc. is a plaintiff in an Illinois State court suit, see The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, and if successful, although not legally liable, plans to distribute on a percentage basis the proceeds from this suit to all claimants including its parent, VR Holdings.  The claimants accepting this exchange will have their claims transferred to VR Holdings.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.  The suit was filed in state court on April 17, 2009 by The Cancer Foundation, Inc. and others plaintiffs against Cerberus Capital Management, L.P. and other defendants after a suit based on similar facts was dismissed in the United States District Court for the Northern District of Illinois and the dismissal affirmed by the United States Court of Appeals for the Seventh Circuit.  If the state court action is not successful, there will be no recovery of damages and no proceeds will be available for distribution to the claimants.  MML, Inc., Morton M. Lapides, Sr. and Transcolor were also plaintiffs in the federal and state lawsuits.  We voluntarily agreed to dismiss The Cancer Foundation and Transcolor as plaintiffs because they lacked standing.

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

On May 25, 2011, the Illinois State Appellate Court ruled in VR Holdings’ favor in regards to The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation stating that there were no res judicata or statute of limitations problems, and in addition, stated that “… the bankruptcy court in Maryland lacked jurisdiction to decide the contract claim at issue here.”  VR Holdings was advised that the defenses in the Maryland case were almost identical to the two items eliminated in the Illinois case.  The same damages could not be collected twice.  For that reason, and since Marshall & Ilsley is believed to be in financial difficulty, there was no reason to burden the Court with this suit when a decision on the major defense issues were already ruled on in another suit and the Illinois decision questioned a Maryland court’s authority.  On the advice of counsel, the case was withdrawn.

Our attorneys in the Marshall & Ilsley and Venable litigation were Frame & Frame, Robert B. Morris, and Barry L. Dahne, one of the trustees of The Cancer Foundation, and one of our major stockholders.  In consideration for their services rendered, we have issued 7,000,000 shares of our common stock to each of Frame & Frame, and Messrs. Morris and Dahne.  Mr. Morris has since died and his shares were cancelled and returned to VR Holdings.  We registered the 7,000,000 shares issued to Frame & Frame and 5,000,000 of the 7,000,000 shares issued to Mr. Dahne by means of a registration statement.  Each of Frame & Frame and Mr. Dahne are listed as selling stockholders in the registration statement.

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

Recent Transactions

On January 20, 2012, we completed the acquisition of 100% of Litigation Dynamics, Inc., a Texas corporation (“LDI”).  The shares of the pre-merger LDI were exchanged for 17,500,000 shares of VR Holdings common stock at the date of the merger.  The shareholder of LDI will be able to earn additional shares of our common stock based upon the revenue generated by LDI during the first two years after the merger.  For every dollar of revenue generated by LDI during the first two years of operations after the merger, the original shareholder of LDI will receive two shares of our common stock up to a maximum of 20,000,000 additional shares.  Subsequent to the merger, LDI will continue to be a provider of hosted litigation eDiscovery software and support services.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010.

Revenues.  We had no revenues for the three months ended December 31, 2011 and 2010.

General and Administrative Expenses.  Our general and administrative expenses increased from $29,766 in 2010 to $43,161 in 2011.  This increase was primarily the result of professional fees incurred in connection with the acquisition of Litigation Dynamics, Inc.

Net Loss.  Our net loss increased to $43,161 for 2011 from $29,766 for 2010.

Liquidity and Capital Resources

The directors of The Cancer Foundation have agreed that The Cancer Foundation would advance money to VR Holdings to be used to pay legal and audit expenses associated with the legal action taken by VR Holdings against our lender group.  As a charitable foundation, The Cancer Foundation determined that it was in the best interests of the foundation to attempt to recover gifts that were made to it but not received.  The Cancer Foundation believes that this is the best way for it to recover the $80,000,000 donation that it would have received from VR Holdings had the lender group of VR Holdings not taken actions that caused VR Holdings to lose its value.  However, it should be understood that even though VR Holdings desired to make the proposed $80,000,000 gift to The Cancer Foundation, the foundation had no legal claim to the money and we were not contractually obligated to make the gift.  In addition, The Cancer Foundation determined that it was in the best interests of the foundation to exchange its claim against the lender group for shares of VR Holdings and to pay legal bills and audit expenses of VR Holdings.  There is no formal agreement between VR Holdings and The Cancer Foundation concerning the payment of legal and audit expenses of VR Holdings, Inc. by The Cancer Foundation.  However, The Cancer Foundation may continue to pay bills associated with the current litigation, as funds become available to The Cancer Foundation, but there is no obligation to do so or assurance that funds will be provided.

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Three months ended December 31, 2011	$986

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  As of December 31, 2011, we had $9,097 in cash and cash equivalents.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of December 31, 2011, we had outstanding liabilities of $265,884, which is payable within 12 months.  There are no interest, penalties or fines accruing on the past due amounts.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  In the event that we are unsuccessful in our litigation or the litigation continues for an extensive period, we would be required to raise additional equity capital.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

There is no assurance that we will be able to obtain such additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding during the year 2012, we may enter into bankruptcy and possibly cease operations thereafter.  As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern.

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

At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months.  We estimate that we will need at least $400,000 to fund our operations over the next 12 months in addition to repaying or refinancing $300,000 of debt for Litigation Dynamics.  These operating funds will be spent to fund the current ligation that has been filed and to pay our operating expenses.  Recently, The Cancer Foundation, Inc., a charitable foundation established in 1968 by the uncles and father of Mr. Morton M. Lapides, Sr., who along with his wife are the controlling stockholders of Deohge Corp., our majority stockholder, has made capital contributions of money to pay most of our current operating expenses.  However, we cannot continue to rely upon any future funding from The Cancer Foundation, Inc.

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Three monthes ended Decmber 31. 2011	$986

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

Litigation Dynamics Needs To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel, such as experienced litigation support professionals, paralegals, and IT professionals to assist Litigation Dynamics in the execution of our business model.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions in U.S. dollars.  We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations  which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (October 1, 2011 for VR Holdings).  Early adoption is permitted.  We do not expect the adoption of this ASC to have a material impact on VR Holdings’ consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2011.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2011 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

See Item 2, above.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Mine Safety Disclosures.

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

Date: February 21, 2012.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	February 21, 2012
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	February 21, 2012