Form 10-Q
period 2012-03-31
VR Holdings, Inc.
filed 2012-05-21
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 21, 2012, the registrant had outstanding 458,789,037 shares of common stock.

Table of Contents

Part I – Financial Information.

3

Item 1.

Financial Statements.

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

17

Item 4.

Controls and Procedures.

17

Item 4(T).

Controls and Procedures.

17

Part II- Other Information

19

Item 1.

Legal Proceedings.

19

Item 1A.

Risk Factors.

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.

Defaults Upon Senior Securities.

19

Item 4.

Mine Safety Disclosures.

19

Item 5.

Other Information.

19

Item 6.

Exhibits.

19

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

ASSETS
	March 31,	September 30,
	2012	2011
Current assets:
Cash	$ 2,444	$ -
Due from related parties	52,899	-
Prepaid expenses	4,870	-
Notes receivable	36,950	-
Total current assets	97,163
GoodwilGoodwill, net of impairment	-	-
Total assets	$ 97,163	$ -

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$ 390,945	$ 257,875
Accounts payable and accrued liabilities – related parties	23,500	-
Due to related party	95,215	-
Notes payable	300,000	-
Total liabilities	809,660	257,875

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 458,739,037 and 440,758,343 shares issued and outstanding, respectively	459	441
Additional paid-in capital	11,314,950	8,645,719
Accumulated deficit	(15,492,955)	(15,492,955)
Earnings during development stage	3,465,049	6,588,920
Total shareholders’ deficit	(712,497)	(257,875)

Total liabilities and shareholders’ deficit	$ 97,163	$ -

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenue	$ –	$ –

Expenses:
General and administrative	126,998	22,327
Impairment of goodwill	2,944,539	–

Loss from operations	(3,071,537)	(22,327)

Other income (expense):
Gain of forgiveness of debt	–	–
Interest expense	(9,173)	–

Net income (loss)	$ (3,080,710)	$ (22,327)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of common shares – basic and diluted	455,085,191	428,575,010

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended March 31,		For the Period from July 25, 2006 to
	2012	2011	March 31, 2012

Revenue	$ –	$ –	$ –

Expenses:
General and administrative	170,159	52,093	886,516
Impairment of goodwill	2,944,539	–	2,944,539

Loss from operations	(3,114,698)	(52,093)	(3,831,055)

Other income (expense)
Gain on forgiveness of debt	–	–	7,414,017
Interest expense	(9,173)	–	(117,913)

Net income (loss)	(3,123,871)	$ (52,093)	$ 3,465,049

Net loss per common share – basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of common shares – basic and diluted	448,090,135	415,785,266

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,		For the Period from July 25, 2006 to
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (3,123,871)	$ (52,093)	$ 3,465,049
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	–	30,238	286,738
Expenses paid by shareholder	986	11,155	167,730
Impairment of goodwill	2,944,539	–	2,944,539
Gain on settlement of debt	–	–	(7,414,017)
Changes in operating assets and liabilities:
Prepaid expenses	(4,870)	–	(4,870)
Accounts payable and accrued liabilities	81,755	10,700	448,370
Accounts payable and accrued liabilities – related parties	23,500	–	23,500
Net cash used in operating activities	(77,961)	–	(82,961)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	7,472	–	7,472
Net cash provided by investing activities	7,472	–	7,472

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	43,263	–	48,263
Net proceeds from related parties	29,670	–	29,670
Net cash provided by financing activities	72,933	–	77,933

NET CHANGE IN CASH	2,444	–	2,444
CASH AT BEGINNING OF PERIOD	–	–	–

CASH AT END OF PERIOD	$ 2,444	$	$ 2,444

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$ –	$ –	$ –
Income taxes	–	–	–
Non-cash investing activities:
Common stock issued for business acquisition	2,625,000	–	2,625,000

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued for disclosure consideration.

NOTE 2 – GOING CONCERN

At March 31, 2012, we had a working capital deficit of $712,497.  Through March 31, 2012, we have been primarily engaged in preparation and filing of lawsuits and completing the merger with Litigation Dynamics, Inc. (“LDI”).  In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2012.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

Although we were incorporated in 1998, we have no recent operating history before the merger between the Company and LDI which was completed on January 20, 2012.  We cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our operating results.  We are currently involved in a lawsuit.  If we are successful in the litigation, we plan on utilizing the proceeds to be received to fund our operations.  If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations.  In such event, we will have to raise capital either through equity or debt offerings. To the extent that we generate revenue and operating profit, these funds will be used to help cover the cost associated with our lawsuit and reduce our needs for additional outside funding.

There is no assurance that we will be able to obtain additional capital (funding) through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding during the year 2012, we may enter into bankruptcy and possibly cease operations thereafter.

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

NOTE 3 – ACQUISITION OF LITIGATION DYNAMICS, INC.

On January 20, 2012, the Company completed the acquisition of 100% of Litigation Dynamics, Inc. ("LDI"). LDI provides litigation support services.

The shares of the pre-merger LDI were exchanged for 17,500,000 common shares of the Company at the date of the merger (valued at $2,625,000), and the shareholder of LDI will be able to earn additional shares of the Company based upon the revenue generated by LDI during the first two years after the merger.  For every dollar of revenue generated by LDI during the first two years of operations after the merger, the original shareholder of LDI will receive two shares of the Company up to a maximum of 20,000,000 additional shares.  The Company cannot currently estimate the revenue that will be generated or the total number of contingent shares to be issued. LDI is currently working on business opportunities that once completed, will allow LDI to start generating recurring revenue. Until these opportunities are completed, the Company cannot estimate the revenue that will be generated. Subsequent to the merger, LDI will continue to be a provider of hosted litigation eDiscovery software and support services.

The preliminary acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$7,472
Receivables	111,972
Goodwill	2,944,539
Total assets acquired	3,063,983

Liabilities assumed:
Accounts payable and accrued liabilities	51,315
Due to related party	87,668
Notes payable	300,000
Total liabilities assumed	438,983

Net assets acquired	$2,625,000

Consideration paid:
Preliminary 17,500,000 shares of common stock valued at $0.15 per share	$2,625,000
Contingent shares of common stock to be issued	-
Total estimated consideration	$2,625,000

During the three months ended March 31, 2012, the Company recorded an impairment of the goodwill totaling $2,944,539 related to the acquisition of LDI.

The following unaudited pro forma information for the six months ended March 31, 2012 and 2011 has been prepared as if the acquisition had occurred as of the beginning of each period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

Revenues	$69,500	$-
Net loss	$68,265	$-
Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	458,702,263	429,285,266

NOTE 4.  NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2012	September 30, 2011
Note payable dated April 8, 2011 with interest at 18%; principal and interest due on November 30, 2011; unsecured; currently in default.	$75,000	$–
Note payable dated April 25, 2011 with interest at 18%; principal and interest due on May 31, 2012; unsecured	50,000	–
Note payable dated April 19, 2011 with interest at 18%; principal and interest due on May 31, 2012; unsecured	5,000	–
Note payable dated March 21, 2011 with interest at 18%; principal and interest due on May 31, 2012; unsecured	45,000	–
Note payable dated April 8, 2011 with interest at 18%; principal and interest due on November 30, 2011; unsecured; currently in default.	75,000	–
Note payable dated May 5, 2011 with interest at 18%; principal and interest due on January 31, 2012; unsecured; currently in default	50,000	–
Total	$300,000	$–

On January 20, 2012, the Company assumed $300,000 notes payable as a result of the acquisition of LDI.

NOTE 5 – EQUITY

On November 29, 2011, the Company sold 480,694 shares of common stock for gross proceeds of $48,069.  These shares were sold by the Company’s investment banker in a private placement with a commission rate of 10% ($4,806) being paid to the investment banker as offering costs.

On January 20, 2012, the Company issued 17,500,000 common shares to acquire LDI. The shares were valued at $2,625,000 based on the trading price on the date of the acquisition.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company. During the six months ended March 31, 2012 and 2011, The Cancer Foundation, Inc. paid $986 and $11,155, respectively.  These payments have been recorded as contributed capital to the Company.

At March 31, 2012, the Company had a balance of $52,899 due from related companies, for payments the Company made on behalf of these related companies, and a balance of $6,047 due to related companies for payments these related companies made on behalf of the Company.  At March 31, 2012, the Company also had a balance of $23,500 due to a related company, for services provided to the Company. During the six months ended March 31, 2012, the Company had consulting expense to the related company of $30,000. Mr. Mike Moore, president and director of LDI served as a director or officer of the above mentioned related companies

At March 31, 2012, the Company had payable to Mr. Mike Moore of $89,168 for fund provided to the Company for operations.

These related party payables and receivables are due on demand, are non-interest bearing and have no maturity date.

NOTE 7 – LITIGATION

The Company, through its subsidiaries, is involved in a lawsuit, The Cancer Foundation, Inc. v. Cerberus Capital Management, LP.  All claims held by Mr. and Mrs. Morton M. Lapides, Sr. have been assigned to VR Holdings.  There is no progress on the litigation since fiscal year ended September 30, 2011.

NOTE 8 – SUBSEQUENT EVENTS

From April 1, 2012 to May 21, 2012, the Company sold a total of 50,000 shares of common stock for gross proceeds of $5,000. The Company paid offering costs of $500 to the investment banker.

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

VR Holdings, Inc.

Since the business previously operated by VR Holdings, Inc. before the filing of our registration statement with the SEC on May 17, 2010, no longer has any relevance, the discussion which immediately follows relates primarily to our proposed business of investing in litigation and arbitration cases, claims and disputes.  The discussion of our wholly-owned subsidiary, Litigation Dynamics, Inc. follows below the discussion pertaining to VR Holdings.  Therefore, unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “VR Holdings or Litigation Dynamics,” all refer to VR Holdings or Litigation Dynamics as of the date of this Report.

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

If we are not successful in our litigation in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, the amount owed by Mr. Lapides will not be paid by VR Holdings.  As stated below, VR Holdings does not have any legal obligation to offer any of its shares to any of the below described claimants, but we may wish to do so to resolve potential claims against us so that we can move forward with the expectation that our past liabilities, both asserted and unasserted, have been extinguished.

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

MML, Inc. is a plaintiff in an Illinois State court suit, see The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, and if successful, although not legally liable, plans to distribute on a percentage basis the proceeds from this suit to all claimants including its parent, VR Holdings.  The claimants accepting this exchange will have their claims transferred to VR Holdings.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.  The suit was filed in state court on April 17, 2009 by The Cancer Foundation, Inc. and others plaintiffs against Cerberus Capital Management, L.P. and other defendants after a suit based on similar facts was dismissed in the United States District Court for the Northern District of Illinois and the dismissal affirmed by the United States Court of Appeals for the Seventh Circuit.  If the state court action is not successful, there will be no recovery of damages and no proceeds will be available for distribution to the claimants.  MML, Inc., Morton M. Lapides, Sr. and Transcolor were also plaintiffs in the federal and state lawsuits.  We voluntarily agreed to dismiss The Cancer Foundation and Transcolor as plaintiffs because they lacked standing in the court for a claim.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

Revenues.  We had no revenues for the three months ended March 31, 2012 and 2011.

General and Administrative Expenses.  Our general and administrative expenses increased from $22,327 in 2011 to $126,998 in 2012.  This increase was primarily the result of professional fees incurred in connection with the acquisition of Litigation Dynamics.

Impairment of Goodwill.  We recorded $2,944,539 of impairment expense to write off goodwill acquired from Litigation Dynamics during the three months ended March 31, 2012.

Net Loss.  Our net loss increased to $3,080,710 for 2012 from $22,327 for 2011.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011.

Revenues.  We had no revenues for the six months ended March 31, 2012 and 2011.

General and Administrative Expenses.  Our general and administrative expenses increased from $52,093 in 2011 to $170,159 in 2012.  This increase was primarily the result of professional fees incurred in connection with the acquisition of Litigation Dynamics.

Impairment of Goodwill.  We recorded $2,944,539 of impairment expense to write off goodwill acquired from Litigation Dynamics during the six months ended March 31, 2012.

Net Loss.  Our net loss increased to $3,123,871 for 2012 from $52,093 for 2011.

Liquidity and Capital Resources

The directors of The Cancer Foundation have agreed that The Cancer Foundation would advance money to VR Holdings to be used to pay legal and other expenses associated with the legal action taken by VR Holdings against our lender group.  As a charitable foundation, The Cancer Foundation determined that it was in the best interests of the foundation to attempt to recover gifts that were made to it but not received.  The Cancer Foundation believes that this is the best way for it to recover the $80,000,000 donation that it would have received from VR Holdings had the lender group of VR Holdings not taken actions that caused VR Holdings to lose its value.  However, it should be understood that even though VR Holdings desired to make the proposed $80,000,000 gift to The Cancer Foundation, the foundation had no legal claim to the money and we were not contractually obligated to make the gift.  In addition, The Cancer Foundation determined that it was in the best interests of the foundation to exchange its claim against the lender group for shares of VR Holdings and to pay legal bills and other expenses of VR Holdings.  There is no formal agreement between VR Holdings and The Cancer Foundation concerning the payment of legal and audit expenses of VR Holdings, Inc. by The Cancer Foundation.  However, The Cancer Foundation may continue to pay bills associated with the current litigation, as funds become available to The Cancer Foundation, but there is no obligation to do so or assurance that funds will be provided.

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Six months ended March 31, 2012	$986

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

14

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  As of March 31, 2012, we had $2,444 in cash and cash equivalents.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of March 31, 2012, we had outstanding liabilities of $809,660, which is payable within 12 months.  There are no interest, penalties or fines accruing on the past due amounts.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  In the event that we are unsuccessful in our litigation or the litigation continues for an extensive period, we would be required to raise additional equity capital.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

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

15

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Six months ended March 31, 2012	$986

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

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued ASC Topic No. 2010-29 Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations  which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The ASC also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The ASC is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (October 1, 2011 for VR Holdings).  The adoption of this ASC did not have a material impact on VR Holdings’ consolidated financial statements.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2012 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

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

19

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: May 21, 2012

By /s/ John E. Baker

    John E. Baker,

Chief Executive Officer

By /s/ John E. Baker

    John E. Baker,

Chief Financial Officer and  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	May 21, 2012
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	May 21, 2012