Form 10-Q
period 2012-06-30
VR Holdings, Inc.
filed 2012-08-20
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At August 20, 2012, the registrant had outstanding 458,789,037 shares of common stock.

.

Table of Contents

Part I – Financial Information.

3

Item 1.

Financial Statements.

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

17

Item 4.

Controls and Procedures.

18

Item 4(T).

Controls and Procedures.

18

Part II- Other Information

19

Item 1.

Legal Proceedings.

19

Item 1A.

Risk Factors.

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.

Defaults Upon Senior Securities.

19

Item 4.

Mine Safety Disclosures.

19

Item 5.

Other Information.

19

Item 6.

Exhibits.

19

i

PART I – FINANCIAL INFORMATION

VR Holdings, Inc. (A Development Stage Company)

Consolidated Balance Sheet (Unaudited)

ASSETS
	June 30,	September 30,
	2012	2011
Current assets:
Cash	$ 1,901	$ -
Accounts receivable	60,000
Due from related parties	-	-
Prepaid expenses	2,940	-
Total current assets	64,841
Total assets	$ 64,841	$ -

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$ 395,487	$ 257,875
Accounts payable and accrued liabilities – related parties	23,500	-
Due to related party	43,616	-
Note payable	50,000	-
Notes payable in default	300,000	-
Total liabilities	812,603	257,875

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 458,789,037 and 440,758,343 shares issued and outstanding, respectively	459	441
Additional paid-in capital	11,319,950	8,645,719
Accumulated deficit	(15,492,955)	(15,492,955)
Earnings during development stage	3,424,784	6,588,920
Total shareholders’ deficit	(747,762)	(257,875)

Total liabilities and shareholders’ deficit	$ 64,841	$ -

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2012	2011

Revenue	$ 60,000	$ –

Expenses:
General and administrative	87,074	4,705
Impairment of goodwill	-	–

Loss from operations	(27,074)	(4,705)

Other income (expense):
Gain of forgiveness of debt	–	–
Interest expense	(13,191)	–

Net income (loss)	$ (40,265)	$ (4,705)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares – basic and diluted	458,776,815	428,708,343

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended June 30,		For the Period from July 25, 2006 to
	2012	2011	June 30, 2012

Revenue	$ 60,000	$ –	$ 60,000

Expenses:
General and administrative	257,233	56,798	973,590
Impairment of goodwill	2,944,539	–	2,944,539

Loss from operations	(3,141,772)	(56,798)	(3,858,129)

Other income (expense)
Gain on forgiveness of debt	–	–	7,414,017
Interest expense	(22,364)	–	(131,104)

Net income (loss)	$ (3,164,136)	$ (56,798)	$ 3,424,784

Net loss per common share – basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of common shares – basic and diluted	451,532,403	424,092,958

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,		For the Period from July 25, 2006 to
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (3,164,136)	$ (56,798)	$ 3,424,784
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	–	30,238	286,738
Expenses paid by shareholder	986	13,460	167,730
Impairment of goodwill	2,944,539	-	2,944,539
Gain on settlement of debt	–	-	(7,414,017)
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	-	(60,000)
Prepaid expenses	(2,940)	-	(2,940)
Accounts payable and accrued liabilities	86,297	13,100	452,912
Accounts payable and accrued liabilities – related parties	23,500	-	23,500
Net cash used in operating activities	(171,754)	-	(176,754)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	7,472	-	7,472
Net cash provided by investing activities	7,472	-	7,472

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	48,263	-	53,263
Net proceeds from related parties	67,920	-	67,920
Net proceeds from notes payable	50,000	-	50,000
Net cash provided by financing activities	166,183	-	171,183

NET CHANGE IN CASH	1,901	-	1,901

CASH AT BEGINNING OF PERIOD	–	-	–

CASH AT END OF PERIOD	$ 1,901	$ -	$ 1,901

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$ –	$ –	$ –
Income taxes	–	–	–
Non-cash investing activities:
Common stock issued for business acquisition	$ 2,625,000	$ –	$ 2,625,000

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Revenue is recognized at the time services are performed.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

NOTE 2 – GOING CONCERN

At June 30, 2012, we had a working capital deficit of $747,762.  Through June 30, 2012, we have been primarily engaged in preparation and filing of lawsuits and completing the merger with Litigation Dynamics, Inc. (“LDI”).  In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2013.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

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

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 – ACQUISITION OF LITIGATION DYNAMICS, INC.

On January 20, 2012, the Company completed the acquisition of 100% of Litigation Dynamics, Inc. (“LDI”). LDI provides litigation support services.

The shares of the pre-merger LDI were agreed to be exchanged for 17,500,000 common shares of the Company at the date of the merger (valued at $2,625,000), and the shareholder of LDI will be able to earn additional shares of the Company based upon the revenue generated by LDI during the first two years after the merger.  For every dollar of revenue generated by LDI during the first two years of operations after the merger, the original shareholder of LDI will receive two shares of the Company up to a maximum of 20,000,000 additional shares.  The Company cannot currently estimate the revenue that will be generated or the total number of contingent shares to be issued.  LDI is currently working on business opportunities that once completed, will allow LDI to start generating recurring revenue.  Until these opportunities are completed, the Company cannot estimate the revenue that will be generated.  Subsequent to the merger, LDI will continue to be a provider of hosted litigation eDiscovery software and support services.

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

NOTE 3 – ACQUISITION OF LITIGATION DYNAMICS, INC. (CONTINUED)

During the three months ended March 31, 2012, the Company recorded an impairment of the goodwill totaling $2,944,539 related to the acquisition of LDI.

The following unaudited pro forma information for the nine months ended June 30, 2012 and 2011 has been prepared as if the acquisition had occurred as of the beginning of each period.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011

Revenues	$129,500	$-
Net loss	$108,530	$-
Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	458,702,263	429,285,266

NOTE 4.  NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2012		September 30, 2011
Note payable dated April 8, 2011 with interest at 18%; principal and interest due on November 30, 2011; unsecured; currently in default.	$75,000		$–
Note payable dated April 25, 2011 with interest at 18%; principal and interest due on May 31, 2012; unsecured; currently in default.	50,000		–
Note payable dated April 19, 2011 with interest at 18%; principal and interest due on May 31, 2012; unsecured; currently in default.	5,000		–
Note payable dated March 21, 2011 with interest at 18%; principal and interest due on May 31, 2012; unsecured; currently in default.	45,000		–
Note payable dated April 8, 2011 with interest at 18%; principal and interest due on November 30, 2011; unsecured; currently in default.	75,000		–
Note payable dated May 5, 2011 with interest at 18%; principal and interest due on January 31, 2012; unsecured; currently in default.	50,000		–
Note payable dated May 23, 2012 with interest at 10%: with interest paid quarterly and principal due May 23, 2013: additional principal payment due equal to 10% of sale of common stock. Total	$50,000 350,000	$	- –

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

On April 23, 2012, the Company sold 50,000 shares of common stock for gross proceeds of $5,000.

The Company paid no offering costs associated with this investment.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company. During the nine months ended June 30, 2012 and 2011, The Cancer Foundation, Inc. paid $986 and $13,243, respectively.  These payments have been recorded as contributed capital to the Company.

At June 30, 2012, the Company had a balance of $43,616 due from related companies for funds advanced to the Company for payment of operating expenses.  Mr. Mike Moore, President and Director of LDI served as a director or officer of the above mentioned related companies.

At June 30, 2012, the Company had payable to Mr. Mike Moore of $89,168 for funds provided to the Company for operations.

These related party payables and receivables are due on demand, are non-interest bearing and have no maturity date.

NOTE 7 – LITIGATION

The Company, through its subsidiaries, is involved in a lawsuit, The Cancer Foundation, Inc. v. Cerberus Capital Management, LP.  All claims held by Mr. and Mrs. Morton M. Lapides, Sr. have been assigned to VR Holdings.

MML, Transcolor, and Morton M. Lapides, Sr. filed a motion to reinstate the action for scheduling of discovery and trial.  A hearing on that motion was held on July 25, 2012, in which the court took the matter under advisement and will rule later.

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

It is not possible to predict the ultimate resolution of the case or the amount that might be recovered in the event of victory.

NOTE 8 – SUBSEQUENT EVENTS

The Company has agreed to issue 3,000,000 shares of common stock, valued $1,530,000, to its service provider.  The value of these shares was determined based on the market price.

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

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

On July 23, 2007, The Cancer Foundation, Inc. filed a suit in the United States District Court for the Northern District of Illinois against Cerberus Capital Management, L.P. Cerberus Capital Management, L.P., the lending group of VR Holdings, Inc.  This suit was dismissed and the dismissal was affirmed by the U.S. Court of Appeals for the Seventh Circuit.  On April 17, 2009, a suit was filed in the State of Illinois by The Cancer Foundation, Inc. against Cerberus Capital Management, L.P., and this suit was dismissed and a motion for reconsideration was denied.  This suit was subsequently appealed in the Illinois Court of appeals.  MML, Inc., Morton M. Lapides, Sr., and Transcolor Corp. were also plaintiffs in the federal and state lawsuits.  We voluntarily agreed to dismiss The Cancer Foundation and Transcolor as plaintiffs because they lacked standing.  For additional information see Legal Proceedings.”  See “Business – Business of VR Holdings, Inc., Excluding Litigation Dynamics, Inc. – Legal Proceedings of VR Holdings” contained in our post-effective registration statement filed on July 31, 2012, which is incorporated herein by reference.

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

The Court of Appeals’ rulings constitute a complete reversal of Judge Goldberg’s dismissal of the complaint.  On August 5, 2011, the Illinois Court of Appeals wrote to the Clerk of the Cook County Circuit Court stating that the mandate of the Appellate Court has been filed with the Cook County Circuit Court.  In doing so, the case was returned to the trial court for further proceedings.  The plaintiffs filed a motion to reinstate the action for scheduling of discovery and trial.  A hearing on that motion was held on July 25, 2012.

This case was remanded after a successful appeal to the Illinois Appellate Court that reversed a dismissal of the complaint on the merits.  The mandate was issued by the Appellate Court on August 5, 2011.  Pursuant to Illinois Supreme Court Rule 369, when a case that has been dismissed is appealed and the Appellate Court reverses the dismissal and remands the case to the Circuit Court for further proceedings, the Plaintiff must petition the Circuit Court for reinstatement of the case.  This petition must be done within a “reasonable time.”  Because the Plaintiffs did not have current counsel available to file the petition to reinstate immediately, the Plaintiffs waited until they acquired new counsel in May of 2012 to file the petition to reinstate.  The Circuit Court held, on August 2, 2012, that the petition to reinstate had not been filed within a reasonable time and therefore denied the petition without prejudice to the Plaintiffs’ right to re-file the case under a new case number.  On August 3, 2012 the case was re-filed and was docketed as case number 2012 L 008718.  The re-filing of the case does not adversely affect any claims of the Plaintiffs.

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

Recent Transactions

On January 20, 2012, we completed the acquisition of 100% of Litigation Dynamics, Inc., a Texas corporation (“LDI”).  The shares of the pre-merger LDI are to be exchanged for 17,500,000 shares of VR Holdings common stock at the date of the merger.  The shareholder of LDI will be able to earn additional shares of our common stock based upon the revenue generated by LDI during the first two years after the merger.  For every dollar of revenue generated by LDI during the first two years of operations after the merger, the original shareholder of LDI will receive two shares of our common stock up to a maximum of 20,000,000 additional shares.  Subsequent to the merger, LDI will continue to be a provider of hosted litigation eDiscovery software and support services.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues.  We had revenue for the three months ended June 30, 2012 of $60,000 compared to no revenue for the three months ended June 30, 2011.  This increase resulted from consulting services rendered by Litigation Dynamics, Inc.

General and Administrative Expenses.  Our general and administrative expenses increased from $4,705 in 2011 to $87,074 in 2012.  This increase was primarily the result of professional fees incurred in connection with the acquisition of Litigation Dynamics, and operational expenses incurred by Litigations Dynamics, Inc.

Net Loss.  Our net loss increased to $40,265 for 2012 from $4,705 for 2011.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenues.  We had revenue for the nine months ended June 30, 2012 of $60,000 compared to no revenue for the nine months ended June 30, 2011.  This increase resulted from consulting services rendered by Litigation Dynamics, Inc.

General and Administrative Expenses.  Our general and administrative expenses increased from $56,798 in 2011 to $257,233 in 2012.  This increase was primarily the result of professional fees incurred in connection with the acquisition of Litigation Dynamics, and operational expenses of Litigation Dynamics, Inc..

Impairment of Goodwill.  We recorded $2,944,539 of impairment expense to write off goodwill acquired from Litigation Dynamics during the nine months ended June 30, 2012.

Net Loss.  Our net loss increased to $3,164,136 for 2012 from $56,798 for 2011.

Liquidity and Capital Resources

The directors of The Cancer Foundation have agreed that The Cancer Foundation would advance money to VR Holdings to be used to pay legal and other expenses associated with the legal action taken by VR Holdings against our lender group.  As a charitable foundation, The Cancer Foundation determined that it was in the best interests of the foundation to attempt to recover gifts that were made to it but not received.  The Cancer Foundation believes that this is the best way for it to recover the $80,000,000 donation that it would have received from VR Holdings had the lender group of VR Holdings not taken actions that caused VR Holdings to lose its value.  However, it should be understood that even though VR Holdings desired to make the proposed $80,000,000 gift to The Cancer Foundation, the foundation had no legal claim to the money and we were not contractually obligated to make the gift.  In addition, The Cancer Foundation determined that it was in the best interests of the foundation to exchange its claim against the lender group for shares of VR Holdings and to pay legal bills and audit expenses of VR Holdings.  There is no formal agreement between VR Holdings and The Cancer Foundation concerning the payment of legal and other expenses of VR Holdings, Inc. by The Cancer Foundation.  However, The Cancer Foundation may continue to pay bills associated with the current litigation, as funds become available to The Cancer Foundation, but there is no obligation to do so or assurance that funds will be provided.

The Cancer Foundation has paid our expenses for the periods indicated as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Nine months ended June 30, 2012	$986

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  As of June 30, 2012, we had $1,901 in cash and cash equivalents.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of June 30, 2012, we had outstanding liabilities of $865,502, which is payable within 12 months.  There are no interest, penalties or fines accruing on the past due amounts.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  In the event that we are unsuccessful in our litigation or the litigation continues for an extensive period, we would be required to raise additional equity capital.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Nine months ended June 30, 2012	$986

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2012 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

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

Date: August 20, 2012

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	August 20, 2012
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	August 20, 2012

20