Form 10-Q/A
period 2012-06-30
VR Holdings, Inc.
filed 2012-09-10
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q/A

(Amendment No 1 to Form 10-Q)

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Lable Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

____________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: September 10, 2012

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	September 10, 2012
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	September 10, 2012

20