Form 10-K
period 2012-09-30
VR Holdings, Inc.
filed 2013-01-24
CIK 1492052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012.

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

i

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes []  No [ X ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2012 (based on the closing sale price of $0.51 per share of the registrant’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately $37,329,605.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 31, 2012, the registrant had outstanding 448,039,037 shares of common stock, par value $0.000001 per share.

ii

PART I

Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.   The revenues of  VR Holdings, Inc. and results of operations of VR Holdings, Inc. are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks, and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business

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

Going forward, the primary operating function of VR Holdings will be to invest directly and indirectly in litigation and arbitration cases, claims and disputes.  We hope to provide the capital for our intended VR Holdings business plan through the proceeds which we may receive in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation described in this Report.  However, if we are not successful in that litigation, we still intend to pursue our business plan, and if necessary, raise whatever funds we may need by means of a debt or equity offering.  It should be clearly understood that we will not be able to commence the proposed business of VR Holdings, unless and until we are successful in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation, or we raise additional funds by means of a debt or equity offering.  We will explore whatever capital-raising steps which seem most likely to produce the capital we need to finance our litigation and to fund the proposed business of VR Holdings going forward.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.  We have not yet made any decision on what capital-raising steps we might take, but expect to make that decision once we know the outcome of The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation.  There is no assurance that we will be successful in our litigation or in raising additional capital.

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

  On January 20, 2012, VR Holdings, Inc. merged with Litigation Dynamics, Inc.  Litigation Dynamics, Inc. is involved in the selling of litigation software which supports attorneys and other organizations in the discovery phase of a legal action  to assist attorneys in preparing their legal cases or actions for trail and / or settlement.  In addition, Litigation Dynamics, Inc. provides general consulting services relating to the use of its software. During the discovery phase of a legal suit.

On September 24, 2012, a Separation Agreement was signed by VR Holdings, Inc., Litigation Dynamics, Inc, and CapNet Securities Corporations whereby Litigation Dynamics, Inc. would be distributed to the stockholders of VR Holdings, Inc. This distribution would become effective as soon as VR Holdings, Inc. filed an S-1 Registration Statement with the SEC, and the filing was declared effective by the SEC.  This Registration Statement is to be prepared by Litigation Dynamics, Inc.  When the Registration Statement is declared effective by the SEC, Litigation Dynamics, Inc. would become a separate public company with the responsibility of meeting all current SEC reporting requirements.   As an additional condition of the Separation Agreement, the number of shares to be issued to the stockholder  of Litigation Dynamics, Inc. in conjunction with the original merger between VR Holdings, Inc. and Litigation Dynamics, Inc. was reduced to 10,250,000 shares of common stock of VR Holdings, Inc.  The original agreement called for 17,500,000 shares of VR Holdings, Inc. common stock to be issued at the merger date plus a possible additional issue of 20,000,000 shares of VR Holdings, Inc. common stock based upon additional revenue generated by Litigation Dynamics, Inc. over a two year period starting January 20, 2012.  Also included in the 10,250,000 shares issued by VR Holdings, Inc. were shares to be issued to CapNet Securities Corporation  covered by the investment services agreement between CapNet Securities Corporation and VR Holdings, Inc. signed in November of 2011 for investment banking services (1,500,000 shares) and  shares  issued for the conversion of $300,000 debt of Litigation Dynamics, Inc.(3,000,000 shares).  As an additional  condition of this Separation Agreement, a note payable of $50,000 of VR Holdings, Inc. was transferred to Litigation Dynamics, Inc. being the responsible for future interest and principal payments.

A copy of the Separation Agreement was attached as an exhibit to our Report on Form 8-K filed on September 24, 2012.

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

•

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

Evaluation and Disclosure of Cases and Case Performance to Investors May Not be Permitted

Details of actual cases that VR Holdings intends to invest will not be disclosed on a named basis to our stockholders, and in any event not all information relevant to the evaluation of any case investment by VR Holdings will be permitted by law or professional ethics codes of conduct to be made available to VR Holdings or our stockholders.  In particular, any sharing with VR Holdings or our stockholders of confidential information protected by attorney-client privilege or by attorney work-product doctrine could waive all protection of that information.  Such waiver could severely damage the value of the underlying claim by giving the opponent access to sensitive information.  Any agreement to share with our stockholders any information and evidence related to the case could preclude the plaintiff from entering into confidentiality agreements with co-plaintiffs in the same matter.  Such sharing could also make discovery from the adverse party problematical as most discoveries are covered by court-issued protective orders that ensure the confidentiality of all parties.  A breach of a protective order could subject a party to serious sanctions that would impact the value of the underlying claim.

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

Key Personnel of VR Holdings

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  In our formative period, John E. Baker, our chief executive officer, president, and chief financial officer, will play the major role in securing the services of those persons who can develop our business strategy and technology upon receipt of sufficient funds to pay for such services either from success in VR Holdings’ litigation efforts or through receipt of funds from borrowing or sales of common stock.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  We do not have an employment contract with Mr. Baker, who will devote only a limited amount of time to our affairs, since he has a full-time job as President and CEO of Inware Technologies, Inc.

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

Item 3. Legal Proceedings.

We, through our subsidiaries, are involved in one lawsuit, styled Morton M. Lapides, Sr., MML, Inc., and VR Holdings, Inc. v. Cerberus Capital Management, LP., Madeleine, LLC, Gordon Brothers Group, Warren Feder and Stephen a Feinberg, Circuit Court for Cook County Illinois, Docket No. 09 L 004607; and VR Holdings, Inc. v. Cerberus Capital Management, LP., Madeleine, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg, Circuit Court for Cook County Illinois, Docket No. 12L008718 MML,.   All claims held by Mr. and Mrs. Morton M. Lapides, Sr. discussed below have been assigned to VR Holdings.  It is our plan to use the proceeds received by us as a result of the below described litigation to fund our VR Holdings business plan going forward.  If we are unsuccessful in the litigation or do not receive sufficient funds, we will be forced to sell additional equity to raise the capital we need to fund our anticipated operations.  If we are not successful in raising any needed capital, our business plan will fail.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

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

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

This is a breach of contract case pending in the Illinois state court.  MML, Inc. (“MML”) a wholly-owned subsidiary of VR Holdings, Transcolor Corp., a company owned by MML (“Transcolor”), and Morton M. Lapides, Sr. (“Lapides”) (together, the “plaintiffs”) allege that Madeleine LLC, a subsidiary of Cerberus Capital Management, LP (“Madeleine”) and Gordon Brothers Capital Corp. (“Gordon Brothers”) (together, the “defendants”) breached a Comprehensive Settlement and Shareholders Agreement, dated April 11, 1997 (the “Shareholders Agreement”) discussed below, by depriving the plaintiffs of the right to regain control of Winterland Concessions Company (“Winterland”).  The plaintiffs allegedly have suffered substantial damages as a result of the alleged breach of the Shareholders Agreement.  The Cancer Foundation and Transcolor were initially plaintiffs, but later dropped out because only Lapides and MML were parties to the 1997 Agreement.

MML’s Acquisition of Winterland.  Transcolor, a subsidiary of MML, purchased T-shirts, printed on them and sold the finished product and other items of casual wear.  Between 1994 and 1996, Transcolor began to lose significant business because its customers were installing their own printing presses.  To help restore Transcolor to financial health and to reap the financial benefits and synergies derived from acquiring a valuable company in a related business, MML decided to purchase Winterland.  Winterland was founded by the legendary rock concert promoter Bill Graham, who developed the company, initially at the request of The Grateful Dead, to sell T-shirts bearing the images of rock groups who performed at concert venues.  When the plaintiffs acquired Winterland, it held approximately 300 licenses to print T-shirts of famous rock stars, including Madonna, Jimi Hendrix, and the Doors, and the rights to sell T-shirts at rock concerts and other locations throughout the United States and abroad.  The company also designed and printed T-shirts for clothing designers and retail stores.

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

The plaintiffs allege that a core purpose of the Shareholders Agreement included the continuation of the Transcolor leases and  giving MML and  Mr. Lapides time to repay the bridge loan and regain control of Winterland during the “Refinancing Period.”  MML and Mr. Lapides allegedly had the contractual right to buy back Winterland within one year and to pay off the balance of the bridge loan.  Due to Winterland’s profitability, the plaintiffs believed it was highly likely that MML would be able to do exactly that.

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

Procedural History.  The plaintiffs initially filed suit on July 23, 2007 in the United States District Court for the Northern District of Illinois alleging federal-law claims for civil RICO and RICO conspiracy and state-law claims for fraudulent concealment, tortuous interference, civil conspiracy, and breach of contract.  On April 4, 2008, the court dismissed the plaintiffs’ federal RICO claims as time barred and then, pursuant to 28 U.S.C. § 1367, declined to retain supplemental jurisdiction over the plaintiffs’ state-law claims.  The court also dismissed the defendants’ Rule 11 claim.  See The Cancer Foundation, Inc. v. Cerberus Capital Management, L.P., No. 07 v. 4120, 2008 U.S. Dist. LEXIS 27483 at * 23 (N.D. Ill. Apr. 4, 2008).  The plaintiffs filed a notice of appeal of the court’s decision on April 22, 2008.  On March 19, 2009, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision.  See The Cancer Foundation, Inc., v. Cerberus Cap. Mgmt., L.P., 559 F.3d 671, 675 (7th Cir. 2009).  The Illinois state court action was filed on April 17, 2009.

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

Proceedings on Remand – Following the May 2011 appellate victory, the action was returned to the Circuit Court in August 2011.  Plaintiffs sought a scheduling conference in May 2012 and moved to reinstate the action under Illinois Rule 369.  Defendants objected on the ground that the delay from August 2011 to May 2012 was excessive.  The Circuit Court agreed and, by Order of August 3, 2012 denied the plaintiffs’ motion to reinstate the action known as Morton M. Lapides, Sr., MML, Inc. and VR Holdings, Inc. v. Cerberus Capital Management, LP., Madeleine, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg, Circuit Court for Cook County Illinois, Docket No. 09 L 004607.  The motion was denied “without prejudice to plaintiffs’ filing of a new, separate lawsuit.”

Under Illinois procedure, when a civil action is voluntarily or involuntarily dismissed without a ruling on the merits, the limitations period is tolled for a year to allow the filing of a new action.   On August 3, 2012, plaintiffs filed a new action captioned VR Holdings, Inc. v. Cerberus Capital Management, LP., Madeleine, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg, Circuit Court for Cook County Illinois, Docket No Docket No. 12 L 008718.   Plaintiffs have also appealed the Order denying the denial of reinstatement in the 2009 action.  The new action is stayed pending the resolution of the appeal.

              Counsel and Funding of the Litigation -VR Holdings, Inc., MML, Inc. and Morton Lapides, Sr. have retained several different law firms for various phases of the litigation.  Until January 2013, plaintiffs have funded the legal effort.  On January 8, 2013, plaintiffs entered into an contingent fee agreement with the law firms Fishman, Haygood, Phelps, Walmsley, Willis & Swanson, LLP., Jones, Swanson, Huddell & Garrison, LLC , and Rose Legal Advocates, P.C.   Under the terms of the Agreement, new counsel will provide legal services and will advance the costs and expenses of litigation in exchange for a percentage of the proceeds of the litigation. This group of attorneys will receive a share of the gross proceeds equal to 40% if the case is settled before trial and 45% if settled after the trial begins.  The availability of contingent fee counsel who are willing and able to advance expenses for this legal action places VR Holdings in a stronger position to continue pursuing the action going forward.  Concurrent with the entering in to the new continent agreement noted in the above paragraph, plaintiffs terminated its prior group of attorneys in accordance with their Representation Agreement.  At the date of termination, these attorneys were owed a total of $104,564 based upon their agreed to hourly rates.  In addition, these attorneys are eligible for an addition Contingence Fee based on the hours reasonably billed by terminated attorneys prior to termination as a proportion of total hours billed by all counsel through the date Recovery is received.  VR Holdings, Inc. is currently not in a position to pay the terminated attorneys the amounts of fees due but has issued, individually, two of the three attorney’s shares of common stock of VR Holdings, Inc.  The total number of shares issued the two attorneys is 1,200,000, and the funds generated when these shares are sold are to be applied against the balance due each attorney, respectfully.

               Neither VR Holdings, Inc. nor counsel offers any guaranty regarding the outcome of the pending litigation.

VR Holdings, Inc. v. Marshall & Ilsley Trust Company and Venable L.L.P.

On March 11, 2011, VR Holdings filed a suit in Queen Anne’s County, Maryland against Marshall & Ilsley Trust Company and Venable L.L.P. for alleged civil conspiracy beginning in 1998 and continuing through November 2010, at which time the alleged conspirators abandoned their efforts.  Marshall & Ilsley allegedly participated with the two lenders to Winterland Concessions Company, a previous subsidiary of VR Holdings.  The civil conspiracy expanded to damages through additional causes being tortuous aiding and abetting, breach of fiduciary duty, negligence, intentional misrepresentation, and negligent misrepresentation, resulting in damages to VR Holding’s subsidiaries and approximately 2,500 parties in the amount of $1.6 billion plus punitive damages and legal fees.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of the date of this Report, the shares of our common stock are quoted for sale on the OTCBB under the symbol “VRHD.OB.”  We currently have 448,039,037 shares of our common stock issued and outstanding, which are held of record and beneficially owned by approximately 147 stockholders.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

	High	Low
Quarter Ended:
September 30, 2011 December 31, 2011	$0.15 $0.15	$0.15 $0.15
March 31, 2012	$0.01	$0.01
June 30, 2012	$0.51	$0.01
September 30, 2012	$0.51	$0.51

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

Recent Sales of Unregistered Securities

During the period July 1, 2012 to September 30, 2012, VR Holdings, Inc. did not sell any securities.

The issuances of all our shares of common stock as above described were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  All of the investors represented that they took their securities for investment purposes without a view to distribution and had or have had access to information concerning VR Holdings and our business prospects, as required by the Securities Act.  In addition, there was and will be no general solicitation or advertising for the purchase of the shares of VR Holdings Common Stock.  Our securities were and will be issued only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been or will be instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

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

VR Holdings, Inc. v. Marshall & Ilsley Trust Company and Venable L.L.P.

As discussed above, on March 11, 2011, VR Holdings filed a suit in Queen Anne’s County, Maryland against Marshall & Ilsley Trust Company and Venable L.L.P. for alleged civil conspiracy beginning in 1998 and continuing through November 2010, at which time the alleged conspirators abandoned their efforts.  Marshall & Ilsley allegedly participated with the two lenders to Winterland Concessions Company, a previous subsidiary of VR Holdings.  The civil conspiracy expanded to damages through additional causes being tortuous aiding and abetting, breach of fiduciary duty, negligence, intentional misrepresentation, and negligent misrepresentation, resulting in damages to VR Holding’s subsidiaries and approximately 2,500 parties in the amount of $1.6 billion plus punitive damages and legal fees.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30,2011	$15,216
Year ended September 30, 2012	$1,826

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Results of Operations

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011.

Revenues.  We had revenue for the years ended September 30, 2012 of  $135,456 which has been reclassified as Discontinued Operations in the September 30, 2012 financials statements and had no revenue for the year ended September 30, 2011. The increase in revenue in 2012 was due to the acquisition of Litigation Dynamics, Inc. which sells computer software for litigation support.   VR Holdings, Inc. and  Litigation Dynamics, Inc. signed a Separation Agreement on September 24, 2012 which provided for the spin-off of  Litigation Dynamics, Inc. and as such the revenue has been reclassified as Discontinued Operations in the Company’s financials.  See NOTE 7 - DISCONTINUED OPERATIONS for additional information.

General and Administrative Expenses:  Our general and administrative expenses increased from $103,335 in 2011 to $4,166,989 excluding Litigation Dynamics, Inc. in 2012.  This increase was primarily the result of the expense associated with the issuance of Warrants ($3,260,588) and services of an investment banker ($765,000)..

Impairment of Goodwill:  As a result of the acquisition of Litigation Dynamics, Inc., Goodwill of $1,266,892, was created.  Upon review of this Goodwill, it was determined that the Goodwill had no continuing value and was written off.

Net Loss.  Our net loss increased to $6,719,776 for 2012 from $103,335 for 2011.The increase resulted from the expense of issuing Warrants ($3,260,588) for services rendered, loss on the exchange of stock for debt ($1,153,815) where $300,000 of debt was exchanged for Stock of VR Holdings, Inc., invesment banking services ($765,000) the write off of  Goodwill ($1,487,892) which resulted for the acquisition of Litigation Dynamics, Inc, and the increase of operating expenses associated with Litigation Dynamics, Inc.($130,300) since acquisition.

The directors of The Cancer Foundation have agreed orally that The Cancer Foundation would advance money to VR Holdings to be used to pay legal and audit expenses associated with the legal action taken by VR Holdings against our lender group.  As a charitable foundation, The Cancer Foundation determined that it was in the best interests of the foundation to attempt to recover gifts that were made to it but not received.  The Cancer Foundation believes that this is the best way for it to recover the $80,000,000 donation that it would have received from VR Holdings had the lender group of VR Holdings not taken actions that caused VR Holdings to lose its value.  However, it should be understood that even though VR Holdings desired to make the proposed $80,000,000 gift to The Cancer Foundation, the foundation had no legal claim to the money and we were not contractually obligated to make the gift.  In addition, The Cancer Foundation determined that it was in the best interests of the foundation to exchange it claim against the lender group for shares of VR Holdings and to pay legal bills and audit expenses of VR Holdings.  There is no formal agreement between VR Holdings and The Cancer Foundation concerning the payment of legal and audit expenses of VR Holdings, Inc. by The Cancer Foundation.  However, The Cancer Foundation may continue to pay bills associated with the current litigation, as funds become available to The Cancer Foundation, but there is no obligation to do so.

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Year ended September 30, 2012	$1,826

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,,000
Total	450,000		$45,000

It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.  However, in view of the fact that The Cancer Foundation owns 24,962,643 shares of our common stock (more than five percent of our outstanding shares), the management of The Cancer Foundation has decided that if we are successful in our efforts as described in this Report, then the foundation might be able to realize its goal of making grants to Johns Hopkins for cancer research.  At present, The Cancer Foundation does not have any other viable source of funding to help it carry out its mission in the fight against cancer.  VR Holdings is the current best hope for funding for The Cancer Foundation.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by The Cancer Foundation and funds raised from the sale of VR Holdings, Inc, stock. The majority of expenses paid by the Cancer Foundation  and by funds raised by the Company  have been for legal and accounting fees.  During the years ended September 30, 2012 and 2011, The Cancer Foundation has paid expenses of $1,836 and $15,216, respectively.  As of September 30, 2012, we had $8,880 in cash and zero cash equivalents.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of September 30, 2012, we had outstanding liabilities of $562,343, which is payable within 12 months.  These expenses were due mostly for legal and audit services due 30 days after billing.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  See “Business – Legal Proceedings.”  In the event that we are unsuccessful in our litigation, we would be required to raise additional equity capital.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  VR Holding, Inc. estimates that it will need $400,000 over the nest 12 months. In the future, we may raise additional capital though equity or debt offerings.  There is no assurance we will raise any additional capital resources from any of these sources.  There are no interest, penalties or fines accruing on the past due amounts.

The debt of all subsidiaries of VR Holdings has been discharged through prior bankruptcies filed for these subsidiaries.

On June 13, 2003, Mr. Lapides was held responsible for this debt.  See Case No. 98-6-5483-JS, In re Transcolor Corporation, Debtor, National City Bank of Minneapolis, Plaintiff vs. Morton M. Lapides, Sr., et al., Defendants, in the United States Bankruptcy Court for the District of Maryland.  The Court made veil piercing and independent tort liability findings against Mr. Lapides arising of the acquisition of Winterland, Inc.  See In Re Transcolor; National City Bank v. Morton M. Lapides, Sr., et al., 296 B.R. 343 (Bankr. D. Md. 2003).  Judge Schneider based his findings on three transactions relating to the acquisition of Winterland Corp. by Mr. Lapides and his company, MML, Inc. which took place on August 14 and 16, 1996, and April 11, 1997.  In the first transaction, MML purchased 100% of the shares of Winterland.  As part of the transaction, Transcolor Corp. transferred its business assets to Winterland and leased its machinery, real property, proprietary rights, etc. to Winterland.  Winterland was also given an option to purchase the leased assets for $5 million.  In return, Transcolor would receive $5.4 million from Winterland and a $14 million 10-year lease agreement with Winterland.  Winterland paid $1.3 million of that amount, leaving an amount due of $4.1 million.  In the second transaction, Winterland tendered a promissory note to Transcolor for $4.1 million, the price of Transcolor’s purchase option was reduced to $3.5 million, and the price for its leased assets was reduced to $1.  In the third transaction, MML transferred to the lenders who financed its acquisition of Winterland an 80% ownership interest in Winterland and gave up 90% of the 10-year $14 million lease Winterland had with Transcolor.

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

As stated elsewhere in this Report, we intend offer shares of our common stock to various claimants in exchange for their claims.   The main objective is to repay vendors and other persons owed money by our prior entities for funds loss in bankruptcies and to the best of our knowledge does not affect Mr. Lapides' position as we believe he would still be liable.

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

As discussed elsewhere in this Report, The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Year ended September 30, 2012	$1,826

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10.000
Total	450,000		$45,000

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

At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months.  We estimate that we will need at least $400,000 to fund our operations over the next 12 months.  This includes an estimate that by being a public company, it will incur at least $50,000 annually in legal costs and an additional $50,000 annually in auditing costs that we would not be paying if we were to remain as a private company.

           At September 30, 2012, we had $101,540 of assets, $562,343 of liabilities and a working capital deficit of $460,803.  Through September 30, 2012, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least fiscal year 2013.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

          Although we were incorporated in 1998, we have no recent operating history, and have no recent revenue to date.  We cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our operating results.  We are currently involved in a lawsuit more fully described in Note 7 of our financial statements..  If we are successful in the litigation, we plan on utilizing any proceeds to be received to fund our operations.  If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations.  In such event, we will have to raise capital either through equity or debt offerings.  In November and December 2011, the Company sold 480,694 shares of common stock for $43,263 net of commissions, and in April 2012, the Company sold 50,000 shares of common stock for $5,000.  The Company utilized the proceeds from the sales of this stock to pay current operating expenses.

          There is no assurance that we will be able to obtain additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding prior to or during fiscal year 2013, we may enter into bankruptcy and possibly cease operations thereafter.

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

New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

The Merger

On November 21, 2011, VR Holdings, VRH Merger Sub, a Texas corporation (the “Subsidiary”), and Litigation Dynamics, Inc., a Texas corporation (“Litigation Dynamics”) executed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby Litigation Dynamics was merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the “Merger”).  As a result of the Merger, the Litigation Dynamics Shareholder received shares of the common stock of the registrant, par value $0.000001 per share (the “VR Holdings Common Stock”) in exchange for all of his shares of the common stock of Litigation Dynamics, par value $0.01 per share (the “Litigation Dynamics Common Stock”).  The Merger was closed on January 20, 2012 (the “Effective Date”).

The Merger and its related transactions were approved by the holders of a requisite number of shares of Litigation Dynamics Common Stock, and Subsidiary Common Stock.

The Merger was adopted pursuant to the provisions of Article 5.01, et seq., of the Texas Business Corporation Act (the “TBCA”), and Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended, with the following provisions:

•

Litigation Dynamics was merged with and into the Subsidiary, to exist and be governed by the laws of the State of Texas.

•

The Subsidiary will be the surviving corporation (the “Surviving Corporation”) and will continue to be a wholly-owned subsidiary of VR Holdings.  The Surviving Corporation will change its name to Litigation Dynamics, Inc.

•

On the Effective Date, the separate existence of Litigation Dynamics ceased and the Surviving Corporation succeed, without other transfer, to all the rights and properties of Litigation Dynamics and will be subject to all the debts and liabilities of such corporation in the same manner as if the Surviving Corporation had itself incurred them.  All rights of creditors and all liens upon the property of each constituent entity will be preserved unimpaired, limited in lien to the property affected by such liens immediately prior to the Merger.

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

•

The Litigation Dynamics Shareholder  surrended all of his shares of the Litigation Dynamics Common Stock in the manner hereinafter set forth.

•

In exchange for the shares of the Litigation Dynamics Common Stock surrendered by the Litigation Dynamics Shareholder, VR Holdings issued and transfer to him 17,500,000 shares of the VR Holdings Common Stock, on the basis hereinafter set forth

•

The authorized capital stock of the Subsidiary is 1,000 shares of common stock,  par value $0.01 per share (the “Subsidiary Common Stock”), of which one share is issued and outstanding.

•

The authorized capital stock of Litigation Dynamics is 100,000 shares of common stock, $0.01 par value per share, of which 100,000 shares are issued and outstanding before the Merger.

Effective Date.  The effective date of the Merger (the “Effective Date”) was the date of the filing of Articles of Merger for the Subsidiary and Litigation Dynamics in the State of Texas.

Manner of Exchange.  On the Effective Date, the Litigation Dynamics Shareholder  surrendered  his stock certificates representing all of the issued and outstanding shares of the Litigation Dynamics Common Stock to the Subsidiary in exchange for certificates representing the shares of the VR Holdings Common Stock to which he is entitled.  Following the receipt of the shares of the Litigation Dynamics Common Stock by the Subsidiary, the shares of the Litigation Dynamics Common Stock were be cancelled.  There is one share of the Subsidiary Common Stock remaining issued and outstanding.

Basis of Exchange.  The Litigation Dynamics Shareholder, before the Effective Date, owns 100,000 shares of the Litigation Dynamics Common Stock, which shares constituted all of the issued and outstanding shares of the capital stock of Litigation Dynamics.  As a result of the Merger and subsequent Separation Agreement (see NOTE 7-DISCONTINUED OERATIONS), the Litigation Dynamics Shareholder  received, in exchange for all of his Litigation Dynamics Common Stock, 10,250,000 shares of the VR Holdings Common Stock including 3,000,000 shares issued for conversion of $300,000 of debt of Litigation Dynamics, Inc. and 1,500,000 shares issued to CapNet Securities under a separate agreement sign by RV Holdings, Inc. for investment services.  See NOTE 7 – DISCONTINUED OPERATIONS for additional detail.

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

Articles of Incorporation.  The Articles of Incorporation of the Subsidiary existing on the Effective Date, were amended to reflect the change of its name to Litigation Dynamics, Inc., a copy of which is attached to the Plan of Merger as Attachment A, shall continue in full force as the Articles of Incorporation of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

Bylaws.  The Bylaws of the Subsidiary existing on the Effective Date, which were amended to reflect the change of its name to Litigation Dynamics, Inc., a copy of which is attached to the Plan of Merger as Attachment B, shall continue in full force as the Bylaws of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

Employment Agreements and Benefit Plans.  On the Effective Date, Zane Russell, as President and Chief Executive Officer, and J. Michael Moore, as Chief Operating Officer, executed employment agreements with the Surviving Corporation as described in Attachment C and Attachment D attached to the Plan of Merger.

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

Additional Consideration for the Merger.  As additional consideration for the Merger:

•

On the Effective Date, Litigation Dynamics  executed a Master Services Agreement with VR Holdings in the form attached to the Plan of Merger as Attachment E.

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

On September 24, 2012, a Separation Agreement was signed by VR Holdings, Inc., Litigation Dynamics, Inc, and CatNet Securities Corporations whereby Litigation Dynamics, Inc. would be distributed to the stockholders of VR Holdings, Inc. This distribution would become effective as soon as VR Holdings, Inc. filed an S-1 Registration Statement with the SEC, and  the filing was declared effective by the SEC.  This Registration Statement is to be prepared by Litigation Dynamics, Inc.  When the Registration Statement is declared effective by the SEC, Litigation Dynamics would become a separate public company with the responsibility of meeting all current SEC reporting requirements.   As an additional condition of the Separation Agreement, the number of shares to be issued to the stockholder  of Litigation Dynamics, Inc. in conjunction with the original merger between VR Holdings, Inc. and Litigation Dynamics, Inc. was reduced to 10,250,000 shares of common stock of VR Holdings, Inc.  The original agreement called for 17,500,000 shares of VR Holdings, Inc. common stock to be issued at the merger date plus a possible additional issue of 20,000,000 shares of VR Holdings, Inc. common stock based upon additional revenue being generated by Litigation Dynamics, Inc. over a two year period starting January 20, 2012.  Also included in the 10,250,000 shares issued by VR Holdings, Inc. were 3,000,000 shares to be used to convert $300,000 of debt of Litigation Dynamics, Inc. and  1,500,000 shares to be issued to CapNet Securities Corporation covered by the investment services agreement between CatNet Securities Corporations and VR Holdings, Inc. signed in November of 2011.  The final condition of this Separation Agreement was the transfer of the $50,000 VR Holdings, Inc.  note payable  to Litigation Dynamics, Inc. The note holder agreed to the transfer with Litigation Dynamics, Inc. being responsible for future interest and principal payments.

As of September, the S-1 Registration Statement for the spin off has not been prepared and filed with the SEC.  As a result, Litigation Dynamics, Inc continues to be an discontinued operating subsidiary of VR Holdings, Inc.

A copy of the Separation Agreement was attached as an exhibit to our Report on Form 8-K filed on September 24, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1, et seq.

Item 9 .Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Former Certifying Accountants.  On August 9, 2012, the registrant dismissed its independent auditor, GBH CPAs, PC (“GBH CPAs, PC”), which dismissal was reported in our Current Report filed on August 10, 2012.

GBH CPAs, PC’s reports on the registrant’s financial statements for the year ended September 30, 2011, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that GBH CPAs, PC’s reports on the registrant’s Form 10-K for the year ended September 30, 2011, raised substantial doubt about its ability to continue as a going concern.

The decision to dismiss GBH CPAs, PC was recommended by the registrant’s board of directors.

During the two most recent fiscal years and any subsequent interim period through August 9, 2012, there have not been any disagreements between the registrant and GBH CPAs, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH CPAs, PC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

Engagement of New Certifying Accountants.

On August 9, 2012, the registrant engaged M & K CPAs PLLC, certified public accountants, (“M & K CPAs”) as the registrant’s independent accountants to report on the registrant’s balance sheet as of June 30, 2012, and the related combined statements of income, stockholders’ equity and cash flows for the years then ended.  The decision to appoint M & K CPAs was approved by the registrant’s Board of Directors.  See our Current Report filed with the Commission on August 10, 2012.

During the registrant’s two most recent fiscal years and any subsequent interim period prior to the engagement of M & K CPAs, neither the registrant nor anyone on the registrant’s behalf consulted with M & K CPAs regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The registrant has provided GBH CPAs, PC with a copy of the disclosures it is making in this current report, which GBH CPAs, PC has received no later than the day that the disclosures are filed with the Commission.  The registrant requested that GBH CPAs, PC furnish the registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it does not agree.  Inasmuch as GBH CPAs, PC’s letter is unavailable at the time of the filing this report, the registrant has requested GBH CPAs, PC to provide the letter as promptly as possible so that the registrant can file the letter with the Commission within ten business days after the filing of this report.  Notwithstanding the ten business day period, the registrant shall file the letter by amendment within two business days of receipt; if the letter is received on a Saturday, Sunday or holiday on which the Commission is not open for business, then the two business day period shall begin to run on and shall include the first business day thereafter.

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T) Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective due to the following material weaknesses:

•

Account balances at the subsidiary level are inadequately being maintained as there is insufficient review and reconciliation of the ending balances on a timely basis.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this Report or during the period ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B.Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of VR Holdings as of the date of this Report:

Name	Age	Position	Director Since
John E. Baker	72	Chairman of the Board, President, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary	2007
Lamar Neville	80	Secretary, Treasurer, and Director	2007
Harry J. Conn	91	Vice President and Director	2007

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

From 1989 to 2004, Mr. Baker served as an independent owner/operator and financial consultant for several organizations.  During that time, he developed and implemented a number of financial and management plans for early stage private companies to obtain sales and distribution levels which would better position such companies for sale or acquisition.  From January 2005 until March 2009, Mr. Baker has served as chief financial officer, and from February 2006 until March 2009 served as chief executive officer, of GeM Solutions, Inc. and its subsidiaries.  Mr. Baker has been responsible for managing the financial function of GeM Solutions during this entire time and as chief executive officer, he was responsible for reorganizing GeM Solutions during a Chapter 11 Reorganization which was successfully completed in June 2008.  Mr. Baker is currently the majority stockholder and President of Inware Technologies, Inc. which develops and sells computer software.

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

The qualifications of the board member of VR Holdings, Inc. are as follows:

•

As a member of the board, Mr. Baker contributes his knowledge of the company and a deep understanding of all aspects of our business as it relates to our current lender liability law suit as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations

•

As a member of the board, Mr. Neville contributes the benefits of his executive leadership and management experience.

•

As a member of the board, Mr. Conn contributes his financial expertise based on his significant industry and financial experience. as well as his understanding of the history of our business as it relates to the current lender liability law suit.

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

•

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

None Filed

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

Except as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Item 11.Executive Compensation.

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

VR Holdings Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John E. Baker (1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lamar Neville (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harry J. Conn (3)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

        (1) Mr. Baker is our chairman of the board, president, chief financial officer, principal accounting officer, and assistant secretary.

        (2) Mr. Neville is our secretary, treasurer, and director.

        (3) Mr. Conn is our vice president and director.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2012:

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John E. Baker (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lamar Neville (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harry Conn e (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1) Mr. Baker is our chairman of the board, president, chief financial officer, principal accounting officer, and assistant secretary.

(2) Mr. Neville is our secretary, treasurer, and director.

(3) Mr. Conn is our vice president and director

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

Intentionally Left Blank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this Report by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each director of VR Holdings;

-Each named executive officer of VR Holdings; and

-All directors and officers of VR Holdings as a group

Shares of Common Stock Beneficially Owned (2)

Name of Beneficial Owner (1)	Number	Percent
John E. Baker	35,000,000	7.81
Lamar Neville	100,000	0.02
Harry J. Conn	100,000	0.02
All directors and officers as a group (three persons)	35,200,000	7.85
Deohge Corp. (3)	314,681,091	70.24
The Cancer Foundation, Inc. (4)	24,962,643	5.57

        (1)   Unless otherwise indicated, the address for each of these stockholders is c/o VR Holdings, Inc., at 1615 Chester Road, Chester, Maryland  21619.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this Report, there were issued and outstanding 448,039,037 shares of our common stock.

(3)   Deohge Corp. is a Maryland corporation, located at 2077 Maidstone Farm Road, Annapolis, Maryland 21409.  The executive officers and directors are Morton M. Lapides, Sr., chairman and president, and Pamela Lapides, secretary and treasurer.  The controlling stockholders are Mr. and Mrs. Lapides.  Deohge’s principal business is a holding company.  During the last five years, Deohge has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.  The consideration for the purchase of our shares was in connectionwith the reorganization of VR Holdings, and in settlement of all claims against VR Holdings by Deohge.  Deohge does not have any plans which relate to or would result in: (a) the acquisition by any person of additional securities of VR Holdings, or the disposition of securities of VR Holdings; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving VR Holdings or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of VR Holdings or any of its subsidiaries; (d) any change in the present board of directors or management of VR Holdings, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of VR Holdings; (f) any other material change in VR Holdings’ business or corporate structure; (g) Changes in VR Holdings’ charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of VR Holdings by any person; (h) causing a class of securities of VR Holdings to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of VR Holdings becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act; or (j) any action similar to any of those enumerated above.

       (4)   The Cancer Foundation, Inc., is a 501(c)(3) non-profit Maryland corporation, located at No. 2 Pomona East 305, Baltimore, Maryland 21208.  The Cancer Foundation is a charitable foundation established in 1968 by the uncles and father of Mr. Morton M. Lapides, Sr., who along with his wife are the controlling stockholders of Deohge Corp., our majority stockholder.  The trustees and executive officers of The Cancer Foundation are Barry L. Dahne, John E. Baker, and Lamar Neville.  Messrs. Baker and Neville are two of our directors and executive officers.  Mr. Dahne is president of The Cancer Foundation.  The Cancer Foundation’s principal business is charity.  During the last five years, The Cancer Foundation has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.  As a result of his treatment at John Hopkins Hospital for pancreatic cancer, Mr. Lapides decided to donate $75,000,000 to John Hopkins Hospital and $5,000,000 to other research institutions for cancer research.  This gift was to be made by The Cancer Foundation, Inc.  The source of the funding by The Cancer Foundation was to be an $80,000,000 gift by the companies owned by Mr. Lapides which turned out to be VR Holdings, Inc.  With the destruction of VR Holdings by the actions allegedly taken by various parties as described in this Report, Mr. Lapides no longer had the ability to make this contribution, and the intended contribution became a claim of The Cancer Foundation.  On July 25, 2006, the $80,000,000 claim plus interest of The Cancer Foundation was exchanged By VR Holdings for 27,820,643 shares of the common stock of VR Holdings, Inc. using the exchange rate of $4.47 of claim value for every share of VR Holdings common stock..  The Cancer Foundation does not have any plans which relate to or would result in: (a) the acquisition by any person of additional securities of VR Holdings, or the disposition of securities of VR Holdings; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving VR Holdings or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of VR Holdings or any of its subsidiaries; (d) any change in the present board of directors or management of VR Holdings, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of VR Holdings; (f) any other material change in VR Holdings’ business or corporate structure; (g) Changes in VR Holdings’ charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of VR Holdings by any person; (h) causing a class of securities of VR Holdings to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of VR Holdings becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act; or (j) any action similar toany of those enumerated above.  It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.

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

Item 13.Certain Relationships and Related Transactions and Director Independence.

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

Item 14.Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by GBH CPAs, PC for professional services rendered for the audit of our annual financial statements for fiscal years ended September 30, 2011 and 2010, were $18,900 and $13,150, respectively.

Audit Related Fees

The aggregate audit-related fees billed by M&K CPAS, PPLC for professional services rendered for the audit of our annual financial statements for fiscal years ended September 30, 2012 and 2011, were $5,000 and $4,000, respectively.

Tax Fees

There were no fees billed by M&K CPAS, PLLC for professional services rendered for tax services for fiscal years ended September 30, 2012 and 2011.

All Other Fees

There were no other fees billed by M & K CPAs, PLLC for professional services rendered during the fiscal years ended September 30, 2012 other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)  All financial statements are included in Item 8 of this report.

(b)  All financial statement schedules required to be filed by Item 8 of this Report and the exhibits contained in this Report are included in Item 8 of this report.

(c)The following exhibits are attached to this report:

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

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_____

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: January 24, 2012.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker JOHN E. BAKER	Chairman of the Board, President, and Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary	January 24, 2013
/s/ Lamar Neville LAMAR NEVILLE	Secretary, Treasurer, and Director	January 24, 2013
/s/ Harry J. Conn HARRY J. CONN	Vice President and Director	January 24 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

VR Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VR Holdings, Inc. (A Development Stage Company) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  The consolidated financials statements for the period from July 25, 2006 (date of re-entrance into development stage) to September 30, 2010 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of VR Holdings, Inc. (A Development Stage Company) as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the periods described above  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that VR Holdings, Inc. (A Development Stage Company) will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has minimal assets and has incurred net losses which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/M&K CPAs, PLLC

www.mkacpas.com

Houston, Texas

January 24, 2013

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	September 30,
	2012	2011

ASSETS

Current Assets:
Cash	$ 5,580	$ -
Assets held for sale	47,300	-

Total assets	$ 52,880	$ -

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities,	$ 478,832	$ 257,875
Accounts payable, related party	2,643	-
Liabilities, related to assets held for sale	53,514	-
Liabilities, related party related to assets held for sale	27,355	-
Total current liabilities	562,344	257,875

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 448,039,037 and 440,758,343 shares issued and outstanding, respectively	449	441
Additional paid-in capital	15,113,899	8,645,719
Accumulated deficit	(15,492,955)	(15,492,955)
Earnings during development stage	(130,857)	6,588,920
Total shareholders’ deficit	(509,464)	(257,876)

Total liabilities and shareholders’ deficit	$ 52,880	$ –

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period from July 25, 2006 to
	For the Year Ended September 30,		September 30,
	2012	2011	2012

Revenue	$ -	$ -	$ -

Expenses:
General and administrative	4,166,988	103,335	4,883,345
Impairment of goodwill	1,266,892	-	1,266,892

Loss from operations	(5,433,880)	(103,335)	(6,150,237)

Other income (expense):
Gain on forgiveness of debt	–	–	7,414,017
Interest expense	1,782	–	(110,522)

Net income (loss) from continuing operations	$ (5,435,662	$ (103,335)	$ 1,153,258

Net income (loss) from Discontinued Operations (Note 6)	$ (1,284,115)	$ -	$ (1,284,115)

Net Income (loss)	$ (6,719,777)	$ (103,335)	$ (130,857)

Net Loss per common share, basic and diluted – Continuing operations	$ (0.01)	$ (0.00)

Net Loss per common share, basic and diluted (Note 6) – Discontinued operations	$ (0.00)	$ (0.00)

Net Loss per common share, basic and diluted – Total	$ (0.02)	$ (0.00)

Weighted average number of common shares – basic and diluted	441,231,273	428,285,192

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Deficit

For the Years Ended September 30, 2012 and 2011 and the

Period from July 26, 2006 to September 30, 2012

	Common Stock		Additional Paid-In	Accumulated	Earnings During the Development
	Shares	Amount	Capital	Deficit	Stage	Total

Balance at July 25, 2006	–	$ –	$ –	$ (15,492,955)	$ –	$ (15,492,955)

Common shares issued for services	363,501,734	364	237,549	–	–	237,913

Common shares issued for debt	4,606,609	4	8,187,674	–	–	8,187,678

Net loss	–	–	–	–	(255,902)	(255,902)

Balance at September 30, 2006	368,108,343	368	8,440,223	(15,492,955)	–	(7,323,266)

Net income	–	–	–	–	7,323,266	7,323,266

Balance at September 30, 2007	368,108,343	368	8,425,223	(15,492,955)	7,067,364	–

Contributed capital – expenses paid by shareholder	–	–	15,000	–	–	15,000

Net loss	–	–	–	–	(15,000)	(15,000)

Balance at September 30, 2008	368,108,343	368	8,440,223	(15,492,955)	7,052,364	–

Common shares issued for services	26,000,000	26	16,992	–	–	17,018

Contributed capital – expenses paid by shareholder	–	–	19,567	–	–	19,567

Net loss	–	–	–	–	(38,063)	(38,063)

Balance at September 30, 2009	394,108,343	394	8,476,782	(15,492,955)	7,014,301	(1,478)

Common shares issued for services	400,000	–	261	–	–	261

Contributed capital – expenses paid by shareholder	–	–	116,961	–	–	116,961

Warrants issued for services	–	–	1,308	–	–	1,308

Net loss	–	–	–	–	(322,046)	(322,046)

Balance at September 30, 2010	394,508,343	394	8,595,312	(15,492,955)	6,692,255	(204,994)

Common shares issued for services	46,200,000	47	30,191	–	–	30,238

Common shares issued for cash	50,000	–	5,000	–	–	5,000

Contributed capital – expenses paid by shareholder	–	–	15,216	–	–	15,216

Net loss	–	–	–	–	(103,335)	(103,335)

Balance at September 30, 2011	440,758,343	$ 441	$ 8,645,719	$ (15,492,955)	$ 6,588,920	$ (257,875)

Common shares issued for cash	530,694	1	48,262	-	-	48,263

Common shares issued for acquisition	5,750,000	5	862,495	-	-	862,500

Common shares issued for conversion of debt	3,000,000	3	1,529,997	-	-	1,530,000

Common shares issued for services agreement	1,500,000	2	764,998	-	-	765,000

Common shares returned	(3,500,000)	(3)	3	-	-	-

Contributed capital – expenses paid by shareholder	-	-	1,837	-	-	1,837

Warrants issues for services	-	-	3,260,588	-	-	3,260,588

Net loss					(6,719,777)	(6,179,777)

Balance at September 30, 2012	448,039,037	$ 449	$15,113,899	$(15492,955)	$ (130,857)	$ (509,464)

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period from July 25, 2006 to
	For the Year Ended September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (6,719,777)	$ (103,335)	$ (130,857)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Share-based compensation	3,260,588	30,238	3,547,326
Expenses paid by shareholder	1,826	15,216	168,570
Shares for Services	765,000	-	765,000
Impairment of goodwill	1,266,892	-	1,266,892
Loss on exchange of debt for stock	1,153,815	-	1,153,815
Gain on forgiveness of debt	-	-	(7,414,017)
Changes in operating assets and liabilities:
Accounts receivable	(39,620)	-	(39,620)
Accounts payable	261,935	52,881	519,810
Accounts payable – related party	(40,314)		(40,314)
Accrued interest payable	–	–	108,740
Net cash used for operating activities	(89,655)	(5,000)	(94,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	270	-	270
Proceeds from sale of stocks	-	5,000	5,000
Cash provided by financing activities	270	5,000	5,270

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	48,265	-	48,265
Net proceeds from notes payable	50,000	-	50,000
Net cash provided by financing activities	98,265	-	98,265

NET CHANGE IN CASH	8,880	–	8,880

CASH AT BEGINNING OF YEAR	–	–	–

CASH AT END OF YEAR	$ 8,880	$ –	$ 8,880

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$ –	$ –	$ –
Income taxes	–	–	–

Non-cash financing activities:
Debt converted to common stock	$ 300,000	$ –	$ 8,187,678

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

During the period from 2003 to 2006, through an investigation instituted by The Cancer Foundation, Inc., a charitable foundation established in 1968 by the father and uncles of Mr. Morton M. Lapides, Sr., one of the controlling shareholders of Deohge Corp., our majority shareholder, it was determined by Mr. Lapides and others that certain lenders, through alleged illegal practices, had taken advantage of Mr. Lapides and other shareholders of VR Holdings to gain control of a certain operating subsidiary while Mr. Lapides was undergoing treatment for life threatening pancreatic cancer.  These alleged illegal practices resulted in VR Holdings losing control of various operating subsidiaries and ultimately caused VR Holdings to lose an estimated $1.6 billion associated with these operations.  As a result, it was decided by the shareholders of VR Holdings to reorganize the ownership of the Company and to file a lawsuit against the lenders and related parties to recover the damages caused by the lender’s alleged illegal activities.  For status of litigation see NOTE (9) – LITIGATION.

Also, it was decided by the shareholders of VR Holdings to allow other parties injured by the alleged actions of the lenders to exchange their related claim for losses for shares in VR Holdings and allow VR Holdings to pursue all legal actions necessary to recover these damages.

During the year ended September 30, 2012, the Company merged with Litigation Dynamics, Inc. and subsequently decided to spin-off Litigation Dynamics, Inc. For additional details concerning this merger and subsequent spin-off see NOTE (7) – DISCONTINUED OPERATIONS.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.  At September 30, 2012  the Company had $8,880 of cash, $3,300 of which is included in assets held for sale and $0 cash equivalents.  At September 30, 2011, the Company had $0 cash and cash equivalents.

Goodwill

The Company follows the policy of recognizing Goodwill when acquiring a company or line of business to the extent that the assets acquired net of liabilities assumed is less than the value of the purchase price.  The Company follows the policy of annually reviewing the carrying value of its Goodwill assets as to any impairment of  the current value.  In those cases where there has been an impairment of the carrying value of Goodwill, the carrying value of  Goodwill is adjusted to reflect this impairment through a charge to the current year Statement of Operations.

Discontinued Operations.

The Company follows the policy of segrating the assets and liabilities of subsidiaries or lines of business on its Balance Sheet from the assets liabilities of continuing subsidiaries or lines of businesses when it is decided to close or dispose of a subsidiary or line of business.  The Company also, follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

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

The Company has no outstanding stock options, warrants, or convertible securities or other common stock equivalents which would be considered dilutive at September 30, 2012 or 2011,  For that reason, the weighted-average number of common shares outstanding excludes common stock equivalents.  As of September 30, 2012 and 2011, the Company had 9,000,000 and 2,000,000 common stock warrants outstanding, respectively, with an exercise price for all Warrants being $0.10 per share.

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

Basis of Fair Value Measurement

Level 1

Observable input that reflects quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable, and amounts due related parties.  Pursuant to ACS 820, the fair value of our cash  is determined based on “Level 1” which consist of quote active markets for identical assets,  We believe that the recorded values of all of our other financial  instruments approximates current fair values because of their nature and respective maturity dates or durations. Amounts in each level include:

As of September 30,
	2012	2011
Level 1	$ 0	$ 0
Level 2	$ 0	$ 0
Level 3	$ 0	$ 0

New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

At September 30, 2012, we had $52,880 of assets, $562,344 of liabilities and a working capital deficit of $509,464.  Through September 30, 2012, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least fiscal year 2013.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

Although we were incorporated in 1998, we have no recent operating history, and have no recent revenue to date.  We cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our operating results.  We are currently involved in a lawsuit more fully described in Note 7.  If we are successful in the litigation, we plan on utilizing any proceeds to be received to fund our operations.  If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations.  In such event, we will have to raise capital either through equity or debt offerings.  In November and December 2011, the Company sold 480,694 shares of common stock for $43,263 net of commissions, and in April 2012, the Company sold 50,000 shares of common stock for $5,000.  The Company utilized the proceeds from the sales of this stock to pay current operating expenses.

There is no assurance that we will be able to obtain additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding prior to or during fiscal year 2013, we may enter into bankruptcy and possibly cease operations thereafter.

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

NOTE 3 – INCOME TAXES

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year ended September 30,
	2012	2011
Current	$ –	$ –
Deferred	–	–
Total	$ –	$ –

The effective income tax expense (benefit) differed from the computed “expected” federal income tax expense (benefit) on earnings before income taxes for the following reasons:

	Year Ended September 30,
	2012	2011
Computed federal income tax provision (benefit)	$(2,351,922)	$(36,167)
Shares for Services	765,000	30,238
Stock-based compensation	3,260,588	30,238
Impairment expense	1,266,892	-
Loss on Debt Conversion	1,153,815	-
Increase in valuation allowance	(4,094,373)	(5,929)
	$ -	$ -

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes.  The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	Year Ended September 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$ 9,146,580	$ 8,873,097
Valuation allowance	$(9,146,580)	$(8,873,097)

Total deferred tax asset	$ –	$ –

At September 30, 2012, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $9.1 million.  The NOL carryforwards expire from 2013 through 2032.  The value of these carryforwards depends on our ability to generate taxable income.  A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards.  Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates, we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes.  We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2012 and 2011.  The valuation allowance increased by approximately $(4,094,373) and $(5,929) during 2012 and 2011, respectively, due primarily to net losses incurred during those periods.

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

On November 30, 2010, the Company issued 25,200,000 shares of common stock valued at $16,493 ($0.0006545 per share) for services to the Company.  The value of these shares was determined based on the value of shares previously sold by the Company.

In February 2011, the Company issued 21,000,000 shares of common stock to three individuals for services.  The fair value of these shares at the date of grant was $13,745 based on the value of shares previously sold by the Company.

In August 2011, the Company sold 50,000 shares of common stock for $5,000.

In November and December 2011, the company sold 480,694 shares of common stock for $43,263 after the payment of $4,806 of sales commissions.

In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 of common shares of  VR Holdings, Inc. plus possible additional shares of VR Holdings, Inc., of up to 20,000,000 shares, based upon future  revenue volume over the next five years.  On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and the total  number of shares issued would be reduced to 10,250,000 divided between Litigation Dynamics, Inc. shareholder (5,750,000 shares), conversion of debt (3,000,000 shares) and CapNet Security Corporation (1,500,000 shares). The shares paid to CapNet Security Corporation related to a separate agreement signed by VR Holdings, Inc. concerning investment banking services to be provided by CapNet Security Corporation including raising funds and the merger of Litigation Dynamics, Inc. with VR Holdings, Inc.  For additional information on the conversion of debt.

In April 2012, the Company sold 50,000 shares of common stock for $5,000.

On September 30, 2012, the Company issued awarrant to purchase 7,000,000 shares of common stock at an exercise price of $0.10 with exercise period of five years from the date of issue.  The warrant was issued for legal services rendered and to be rendered to VR Holdings, Inc.by an attorney.  The fair value of the warrants at the date of grant was $3,260,588.  The warrant was valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 0.62%, (2) expected term of 5 years, (3) expected volatility of 107.8% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2012.  The Warrants were immediately vested and expensed through a charge to the Statement of Operations.

In September 2012, the Company cancelled 3,500,000 shares of common stock that had been originally issued to an attorney for services as the attorney was not able to perform these services.

Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for  $300,000 of debt plus $76,182 of accrued interest.  To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock used the fair value of the Company's common stock at September 24, 2012. This process determined that the value of the 3,000,000 shares of common stock used in the exchange was $1,530,000.  After deducting the value of the debt and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.  The 1,500,00 shares issued to CapNet Securities Corporation were valued at the fair value of the Company's common stock at September 24, 2012 and resulted in a loss to the Company of $765,000 recorded as a change to the Statement of Operations during the year ended September 30, 2012.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company.  During the years ended September 30, 2012 and 2011, The Cancer Foundation, Inc. paid $1,826 and $15,216, respectively.  These payments have been recorded as contributed capital.

Note 6 – ACQUISITION

A formal valuation was obtained from an independent valuation firm to establish values relating to the acquisition of Litigation Dynamics, Inc. This evaluation determined that the price paid by the company for Litigation Dynamics, Inc. created intangible assets relating to Tradenames of $4,000 and Goodwill of $1,266,892.  Based upon a subsequent review performed by the Company of the continuing value of these assets, it was determined that these assets had no continuing value and were expensed by a charge to the Statement of Operations for the year ended September 30, 2012.

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition.  An independent valuation expert was hired to assist the Company in determining these fair values.  Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

Actual results of operations of Litigation Dynamics, Inc. are included in the Company’s consolidated financial statements from the date of acquisition.  The allocation of the purchase price to assets and liabilities based upon the fair market determination was as follows:

Cash	$ 270
Account receivable, net of allowance of $26,000	4,380
Accounts payable	(41,374)
Notes payable – related party	(87,668)
Note payable – long term debt	(300,000)

Net tangible Assets/liabilities	$ (424,392)

Trade-names	4,000
Cash paid by Litigation Dynamics to VR Holdings	20,000
Goodwill	1,282,892

Total Net Assets Acquired	$ 862,500

Total consideration paid - Common stock (paid to Litigation Dynamics, Inc.)	$ 862,500

NOTE 7 – DISCONTINUED OPERATION

In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 of common shares of VR Holdings, Inc. plus additional shares of VR Holdings, Inc., up to 20,000,000 shares, based upon the revenue volume of Litigation Dynamics, Inc. over the next five years.  On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and that the total number of shares issued to the shareholder of Litigation Dynamics, Inc. would be reduced to 10,250,000 net of  3,000,000 shares which would be used in exchange for $300,000 of notes payable by Litigation Dynamics, Inc., and 1,500,000  shares  due CapNet Security Corporation under a separate agreement signed by VR Holdings, Inc.  As part of the reevaluation of the acquisition, of Litigation Dynamics, $63,660 of Notes Receivable, which were in default, were written off as bad expense for the year ended September 30, 2012. The details of the Notes Receivable written off are as follows:

Note Receivable From	Amount

IMM-03211	$31,000
IIM-072011	$950
Pine Springs-061011	$687
TGM-040111	$3,250
TGM-050611	$21,879
TGM-070811	$2,489
TGM-081511-2	$2,000
TGM-090711	$1,405

TOTAL	$63,660

In additions to the reduction in common shares that VR Holdings, Inc. will issue, VR Holdings, Inc. received $30,000 in cash which was paid $20,000 in September 2012 and $10,000 in October 2012.   The exchange rate for the shareholders of VR Holdings, Inc. to receive when Litigation Dynamics is spun-off is is one share of the new company, Litigation Dynamics, Inc. for every 100 shares of VR Holdings, Inc. owned at the time of the spin-off.  The control group of VR Holdings, Inc. who own approximately 93.8 % of VR Holdings, Inc. common stock will receive 1 share of Litigation Dynamics, Inc. For every 200 shares they own of VR Holdings, Inc. at the time of the spin-off.

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations.  The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

Year Ended September 30,
	2011	2011
Revenue	$ 135,456	$ -

Expenses:
General and administrative	$ 1,343,389	$ -
Loss from operations	$ 1,207,933	$ -

Other Income (expenses):
Interest Expense	$ 76,182	$ -

Net income (loss)	$ (1,284,115)	$ -

Assets:
Cash	$ 3,300	$ -
Accounts receivable	$ 44,000	$ -
Total assets held for sale	$ 47,300	$ -

Liabilities:
Accounts payable	$ 3,513	$ -
Amounts due related parties	$ 27,354	$ -
Notes payable	$ 50,000	$ -
Total liabilities held for sale	$ 80,867	$ -

NOTE 8 – DEBT

As note in NOTE 6 – DISCONTINUED OPERATIONS, Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for  $300,000 of debt plus $76,182 of accrued interest. These notes had an interest rate of 18% and matured between November 30, 2011 and May 31, 2012. To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock issued in the exchange for this debt (Notes Payable), the Company utilized the fair value of the stock price on the date of conversion. This approach determined that the value of the 3,000,000 shares of common stock was $1,539,997.  After deducting the value of the debt and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012. The details of the notes exchanged for common stock of VR Holdings, Inc. are as follows:

Note Payable From	Amount

Albert Braden	$75,000
Michael Jud	$50,000
Michael Jud	$5,000
Charles Jud	$45,000
Robert Embry	$75,000
Robert Embry	$50,000

TOTAL	$300,000

On May 23, 2012, VR Holdings, Inc. sign a $50,000 note with an investment group to generate additional funding.  The note has an annual interest rate of 10% payable quarterly with the first payment date on August 23, 2012 with interest being accrued monthly.  As a condition of the Separation Agreement between VR Holdings, Inc. and Litigation Dynamics, this note was transferred to Litigation Dynamics, Inc. and the responsibility for making interest and principals payments was transferred to Litigation Dynamics, Inc. with no recourse to VR Holdings, Inc.   The note holder has agreed to these conditions.

NOTE 9 – LITIGATION

The Company, through its subsidiaries, is involved in a lawsuit, styled Morton M. Lapides, SR., MML, Inc. and VR Holdings, Inc. v. Cerberus Capital Management, LP.  All claims held by Mr. and Mrs. Morton M. Lapides, Sr. have been assigned to VR Holdings.  It is our plan to use any proceeds received by us as a result of the below described litigation to fund our business plan going forward.  If we are unsuccessful in the litigation or do not receive sufficient funds, we will be forced to sell additional equity to raise the capital we need to fund our anticipated operations.  If we are not successful in raising any needed capital, our business plan will fail.

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

The plaintiffs initially filed suit on July 23, 2007 in the United States District Court for the Northern District of Illinois alleging federal-law claims for civil RICO and RICO conspiracy and state-law claims for fraudulent concealment, tortuous interference, civil conspiracy, and breach of contract.  On April 4, 2008, the court dismissed the plaintiffs’ federal RICO claims as time barred and then declined to retain supplemental jurisdiction over the plaintiffs’ state-law claims.  The court also dismissed the defendants’ Rule 11 claim.  The plaintiffs filed a notice of appeal of the court’s decision on April 22, 2008.  On March 19, 2009, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision.  The Illinois state court action was filed on April 17, 2009.

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

On March 11, 2011, the Company filed a suit in Queen Anne’s County, Maryland against Marshall & Ilsley Trust Company and Venable L.L.P. for alleged civil conspiracy beginning in 1998 and continuing through November 2010, at which time the alleged conspirators abandoned their efforts.  Marshall & Ilsley allegedly participated with the two lenders to Winterland Concessions Company, a previous subsidiary.  The civil conspiracy expanded to damages through additional causes being tortuous aiding and abetting, breach of fiduciary duty, negligence, intentional misrepresentation, and negligent misrepresentation, resulting in damages to VR Holding’s subsidiaries and approximately 2,500 parties in the amount of $1.6 billion plus punitive damages and legal fees.

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

Following the May 2011 appellate victory, the action was returned to the Circuit Court in August 2011.  Plaintiffs sought a scheduling conference in May 2012 and moved to reinstate the action under Illinois Rule 369.  Defendants objected on the ground that the delay from August 2011 to May 2012 was excessive.  The Circuit Court agreed and, by Order of August 3, 2012 denied the plaintiffs’ motion to reinstate the action known as Morton M. Lapides, Sr., MML, Inc. and VR Holdings, Inc. v. Cerberus Capital Management, LP., Madeleine, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg, Circuit Court for Cook County Illinois, Docket No. 09 L 004607.  The motion was denied “without prejudice to plaintiffs’ filing of a new, separate lawsuit.”

Under Illinois procedure, when a civil action is voluntarily or involuntarily dismissed without a ruling on the merits, the limitations period is tolled for a year to allow the filing of a new action.   On August 3, 2012, plaintiffs filed a new action captioned VR Holdings, Inc. v. Cerberus Capital Management, LP., Madeleine, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg, Circuit Court for Cook County Illinois, Docket No Docket No. 12 L 008718.   Plaintiffs have also appealed the Order denying the denial of reinstatement in the 2009 action.  The new action is stayed pending the resolution of the appeal.

 Neither VR Holdings, Inc. nor counsel offers any guaranty regarding the outcome of the pending litigation.

NOTE 10 – SUBSEQUENT EVENTS

VR Holdings, Inc., MML, Inc. and Morton Lapides, Sr. have retained several different law firms for various phases of the litigation.  Until January 2013, plaintiffs have funded the cost associated with this legal effort.  On January 8, 2013, plaintiffs entered into a contingent fee agreement with the law firms Fishman, Haygood, Phelps, Walmsley, Willis & Swanson, LLP. Jones, Swanson, Huddell & Garrison, LLC , and Rose Legal Advocates, P.C.   Under the terms of the Agreement, new counsel will provide legal services and will advance the costs and expenses of litigation in exchange for a percentage of the proceeds of the litigation. This group of attorneys will receive a share of the gross proceeds equal to 40% if the case is settled before trial and 45% if settled after the trial begins.  The availability of contingent fee counsel who are willing and able to advance expenses for this legal action places VR Holdings in a stronger position to continue pursuing the action going forward.

Concurrent with the entering in to the new continent agreement noted in the above paragraph, plaintiffs terminated its prior group of attorneys in accordance with their Representation Agreement.  At the date of termination, these attorneys were owed a total of $104,564 based upon their agreed to hourly rates.  In addition, these attorneys are eligible for an addition Contingence Fee based on the hours reasonably billed by terminated attorneys prior to termination as a proportion of total hours billed by all counsel through the date Recovery is received.  VR Holdings, Inc. is currently not in a position to pay the terminated attorneys the amounts of fees due but has issued, individually, two of the three attorneys’ shares of common stock of VR Holdings, Inc. The total number of shares issued the two attorneys is 1,200,000, and the funds generated when these shares are sold are to be applied against the balance due each attorney, respectfully.

Neither VR Holdings, Inc. nor counsel offers any guaranty regarding the outcome of the pending litigation.