Form 10-Q
period 2012-12-31
VR Holdings, Inc.
filed 2013-03-15
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At January 31, 2013, the registrant had outstanding 448,039,037 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
ASSETS	2012	2012
Current assets:
Cash	$69	$5,580
Assets held for sale	32,766	47,300

Total assets	$32,835	$52,880

LIABILITIES AND SHAREHOLDERS, DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$488,818	$478,832
Accounts payable, related party	2,643	2,643
Liabilities, related to assets held for sale	54,810	53,514
Liabilities, related party related to assets held for sale	27,355	27,355
Total current liabilities	573,626	562,344

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 448,039,037 and 448,039,037 shares issued and outstanding, respectively	449	449
Additional paid-in capital	15,113,899	15,113,899
Accumulated deficit	(15,492,955)	(15,492,955)
Deficit during development stage	(162,184)	(130,857)
Total shareholders’ deficit	(540,791)	(509,464)

Total liabilities and shareholders’ deficit	$32,835	$52,880

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Period from July 25, 2006 to December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Expenses:
General and administrative	(15,486)	(43,161)	4,898,831
Impairment of goodwill	-	-	1,266,892
Loss from Operations	(15,486)	(43,161)	(6,165,723)

Other income (expense)
Gain on forgiveness of debt	-	-	7,414,017
Interest expense	-	-	(110,522)

Net income (loss) from continuing operations	(15,486)	(43,161)	1,137,772

Net income (loss) from discontinued operations
Note (6)	(15,841)	-	(1,299,956)

Net income (loss)	$(31,327)	$(43,161)	$(162,184)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)

Net Loss per common share, basic and diluted
( Note 6) Discontinued operations	$(0.00)	$(0.00)

Net Loss per common share, basic and diluted
Total	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	448,039,037	440,930,766

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,		For the Period from July 25, 2006 to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,327)	$(43,161)	$ (162,184)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	-	-	3,547,326
Expenses paid by shareholder	-	986	168,570
Shares for services	-	-	765,000
Impairment of goodwill	-	-	1,266,892
Loss on exchange of debt for stock	-	-	1,153,815
Gain on settlement of debt	-	-	(7,414,017)
Changes in operating assets and
Liabilities:
Accounts receivable	14,000	8,009	(25,620)
Accounts payable	36,003	-	555,813
Accounts payable – related party	(24,721)	-	(65,035)
Accrued interest payable	-	-	108,740
Net cash used by operating activities	(6,045)	(34.166)	(100,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	-	-	270
Purchase of Fixed Assets	(1,665)	-	(1,665)
Proceeds from sale of stocks	-	-	5,000
Cash provided by financing activities	(1,665)	-	3,605

CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	48,263	48,265
Net proceeds from notes payable	-	-	50,000
Net cash provided by financing activities	-	43,263	98,265

NET CHANGE IN CASH	(7,710)	9,097-	1,170
CASH AT BEGINNING OF PERIOD	8,880	-	-

CASH AT END OF PERIOD	$1,170	$9,097	$ 1,170

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$-	$-	$ -
Income taxes	$-	$-	$ -
Non-cash financing activities:
Debt converted to common stock	$-	$-	$ 8,187,678

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the Company’s September 30, 2012 Form 10-K.  Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

NOTE 2 – GOING CONCERN

At December 31, 2012, we had a working capital deficit of $540,781.  Through December 31, 2012, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2013.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

Although we were incorporated in 1998, we have no recent operating history before the merger with Litigation Dynamics, Inc. (“LDI”).  We cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated.  In addition, we cannot predict the consistency of our operating results.  We are currently involved in a lawsuit.  If we are successful in the litigation, we plan on utilizing the proceeds to be received to fund our operations. If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations.  In such event, we will have to raise capital either through equity or debt offerings.

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

Note 3 – ACQUISITION

 In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc.  Subsequent to the completion of this acquisition on January 20, 2011, a formal valuation was obtained from an independent valuation firm to assist the Company in establishing the values of the assets and liabilities of Litigation Dynamics, Inc. at the date of the acquisition.

The acquisition has been accounted for as a business combination, and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition.   Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

This evaluation determined that the price paid by the Company for Litigation Dynamics, Inc. created intangible assets relating to Tradenames of $4,000 and Goodwill of $1,262,892.  Based upon a subsequent review performed by the Company of the continuing value of these assets, it was determined that these assets had no continuing value and were expensed by a charge to the Statement of Operations for the year ended September 30, 2012.

Actual results of operations of Litigation Dynamics, Inc. are included in the Company’s consolidated financial statements from the date of acquisition.  The allocation of the purchase price to assets and liabilities based upon the fair market determination at the date of acquisition was as follows:

Cash	$ 270
Account receivable, net of allowance of $26,000	4,380
Accounts payable	(41,374)
Notes payable – related party	(87,668)
Note payable – long term debt	(300,000)

Net tangible Assets/liabilities	$ (424,392)

Trade-names	4,000
Cash paid by Litigation Dynamics to VR Holdings	20,000
Goodwill	1,262,892

Total Net Assets Acquired	$ 862,500

Total consideration paid - Common stock (paid to Litigation Dynamics, Inc.)	$ 862,500

NOTE 4 – DISCONTINUED OPERATION

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

In addition to the reduction in common shares that VR Holdings, Inc. will issue, VR Holdings, Inc. received $30,000 in cash which was paid $20,000 in September 2012 and $10,000 in October 2012.   The exchange rate for the shareholders of VR Holdings, Inc. to receive when Litigation Dynamics is spun-off is one share of the new company, Litigation Dynamics, Inc. for every 100 shares of VR Holdings, Inc. owned at the time of the spin-off.  The control group of VR Holdings, Inc. who own approximately 93.8 % of VR Holdings, Inc. common stock will receive 1 share of Litigation Dynamics, Inc. for every 200 shares they own of VR Holdings, Inc. at the time of the spin-off.

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations.  The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

For the three months Ended December 31,
	2012	2011
Revenue	$ 30,544	$ -

Expenses:
General and administrative	45,135	$ -
Loss from operations	$ (14,591)	$ -

Other Income (expenses):
Interest Expense	$ (1,250)	$ -

Net income (loss)	$ (15,841)	$ -

Assets:
Cash	1,101	$ -
Accounts receivable	30,000	$ -
Plant, Property and Equipment	$ 1,665	$ -
Total assets held for sale	$ 32,766	$ -

Liabilities:
Accounts payable	$ 4,810	$ -
Amounts due related parties	$ 27,355	$ -
Notes payable	$ 50,000	$ -
Total liabilities held for sale	$ 82,165	$ -

NOTE 5 – DEBT

As note in NOTE 4 – DISCONTINUED OPERATIONS, In the Year ended September 30, 2012, Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for $300,000 of debt plus $76,182 of accrued interest. These notes had an interest rate of 18% and matured between November 30, 2011 and May 31, 2012.  To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock issued in the exchange for this debt (Notes Payable), the Company utilized the fair value of the stock price on the date of conversion. This approach determined that the value of the 3,000,000 shares of common stock was $1,539,997.  After deducting the value of the debt and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012. The details of the notes exchanged for common stock of VR Holdings, Inc. are as follows:

Note Payable From	Amount

Albert Braden	$75,000
Michael Jud	$50,000
Michael Jud	$5,000
Charles Jud	$45,000
Robert Embry	$75,000
Robert Embry	$50,000

TOTAL	$300,000

On May 23, 2012, VR Holdings, Inc. signed a $50,000 note with an investment group to generate additional funding.  The note has an annual interest rate of 10% payable quarterly with the first payment date on August 23, 2012 with interest being accrued monthly.  As a condition of the Separation Agreement between VR Holdings, Inc. and Litigation Dynamics, this note was transferred to Litigation Dynamics, Inc. and the responsibility for making interest and principals payments was transferred to Litigation Dynamics, Inc. with no recourse to VR Holdings, Inc.   The note holder has agreed to these conditions.

NOTE 6 – EQUITY

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

In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 of common shares of  VR Holdings, Inc. plus possible additional shares of VR Holdings, Inc., of up to 20,000,000 shares, based upon future  revenue volume over the next five years.  On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and the total  number of shares issued would be reduced to 10,250,000 divided between Litigation Dynamics, Inc. shareholder (5,750,000 shares), conversion of debt (3,000,000 shares) and CapNet Security Corporation (1,500,000 shares). The shares paid to CapNet Security Corporation related to a separate agreement signed by VR Holdings, Inc. concerning investment banking services to be provided by CapNet Security Corporation including raising funds and the merger of Litigation Dynamics, Inc. with VR Holdings, Inc.  For additional information on the conversion of debt, see NOTE (8) CONVERSION OF DEBT.

In April 2012, the Company sold 50,000 shares of common stock for $5,000.

On September 30, 2012, the Company issued a warrant to purchase 7,000,000 shares of common stock at an exercise price of $0.10 with exercise period of five years from the date of issue.  The warrant was issued for legal services rendered and to be rendered to VR Holdings, Inc. by an attorney.  The fair value of the warrants at the date of grant was $3,260,588.  The warrant was valued using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 0.62%, (2) expected term of 5 years, (3) expected volatility of 107.8% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2012.  The Warrants were immediately vested and expensed through a charge to the Statement of Operations.

In September 2012, the Company cancelled 3,500,000 shares of common stock that had been originally issued to an attorney for services as the attorney was not able to perform these services.

Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for  $300,000 of debt plus $76,182 of accrued interest.  To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock used in the exchange for this debt (Notes Receivable), the Company used the Black Sholes evaluation model.  This model determined that the value of the 3,000,000 shares of common stock used in the exchange was $1,539,997.  After deducting the value of the debt  and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company. During the three months ended December 31, 2012 and 2011, The Cancer Foundation, Inc. paid $0.00 and $986, respectively.  These payments have been recorded as contributed capital to the Company.

NOTE 8 – LITIGATION

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

There has been no progress concerning this litigation since the filing of the Company’s 10-K for the year ended September 30, 2012.  Neither VR Holdings, Inc. nor counsel offers any guaranty regarding the outcome of the pending litigation.

NOTE 9 – SUBSEQUENT EVENT

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

Additionally, one of the effects of the exchange of claims with the claimants as described in this Report is to extinguish any claim against Mr. Lapides for which he has been held personally liable in Cause No. 98-6-5483-JS,  In re Transcolor Corporation, Debtor, National City Bank of Minneapolis, Plaintiff vs. Morton M. Lapides, Sr., et al., Defendants , in the United States Bankruptcy Court for the District of Maryland.  In the Maryland litigation, Mr. Lapides was found to be personably liable for $7,000,000, plus interest.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.

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

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

MML, Inc. is a plaintiff in an Illinois State court suit, see The Cancer Foundation, Inc. v. Cerberus Capital Management, LP , and if successful, although not legally liable, plans to distribute on a percentage basis the proceeds from this suit to all claimants including its parent, VR Holdings.  The claimants accepting this exchange will have their claims transferred to VR Holdings.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.  The suit was filed in state court on April 17, 2009 by The Cancer Foundation, Inc. and others plaintiffs against Cerberus Capital Management, L.P. and other defendants after a suit based on similar facts was dismissed in the United States District Court for the Northern District of Illinois and the dismissal affirmed by the United States Court of Appeals for the Seventh Circuit.  If the state court action is not successful, there will be no recovery of damages and no proceeds will be available for distribution to the claimants.  MML, Inc., Morton M. Lapides, Sr. and Transcolor were also plaintiffs in the federal and state lawsuits.  We voluntarily agreed to dismiss The Cancer Foundation and Transcolor as plaintiffs because they lacked standing.

The defendants filed a motion to dismiss the state court action on August 3, 2009.  The plaintiffs filed an opposition brief on November 13, 2009.  The defendants filed their reply on December 4, 2009.  Oral argument was held on January 22, 2010.  At the conclusion of argument, Judge Allen S. Goldberg dismissed the complaint on the grounds of  res judicata .  The plaintiffs filed a motion for reconsideration in which they argued that Judge Goldberg misapplied the doctrine of  res judicata  that the complaint should be reinstated and the case allowed to proceed.  The defendants’ opposition brief was filed on April 12, 2010 and the plaintiff’s reply was filed on May 10, 2010.  Oral argument on the motion for reconsideration was held on June 1, 2010, at which time Judge Goldberg denied the motion.  MML and Lapides filed a notice of appeal on June 25, 2010 and their opening brief on November 5, 2010 with the Appellate Court of Illinois, First Judicial District.  The defendants filed an opposition on December 5, 2010, as well as a cross appeal seeking a reversal of the trial judge’s order denying the defendants’ motion for attorneys’ fees.  The plaintiffs filed a reply on January 14, 2011, and the defendants filed a reply on the attorneys’ fees issue on January 28, 2011.

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

Recent Transactions

               In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 common shares of VR Holdings, Inc. plus additional shares of VR Holdings, Inc., up to 20,000,000 shares, based upon the revenue volume of Litigation Dynamics, Inc. over the next five years.  On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and that the total number of shares issued to the shareholder of Litigation Dynamics, Inc. would be reduced to 10,250,000 net of  3,000,000 shares which would be used in exchange for $300,000 of notes payable by Litigation Dynamics, Inc., and 1,500,000  shares  due CapNet Security Corporation under a separate agreement signed by VR Holdings, Inc.  As part of the reevaluation of the acquisition, of Litigation Dynamics, $63,660 of Notes Receivable were written off as bad debt expense for the year ended September 30, 2012.

               In additions to the reduction in common shares that VR Holdings, Inc. issued, VR Holdings, Inc. received $30,000 in cash which was paid $20,000 in September 2012 and $10,000 in October 2012.   The exchange rate for the shareholders of VR Holdings, Inc. to be received when Litigation Dynamics is spun-off is one share of the new company, Litigation Dynamics, Inc. for every 100 shares of VR Holdings, Inc. owned at the time of the spin-off.  The control group of VR Holdings, Inc. who own approximately 93.8 % of VR Holdings, Inc. common shares will receive 1 share of Litigation Dynamics, Inc. For every 200 shares they own of VR Holdings, Inc. at the time of the spin-off.

               As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations, and the assets and liabilities of Litigation Dynamics, Inc. have been segregated on the Company Balance Sheet as hailed for sale..

               As note in NOTE 4 – DISCONTINUED OPERATIONS, Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for $300,000 of debt plus $76,182 of accrued interest.  To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock issued in the exchange for this debt (Notes Payable), the Company utilized the fair value of the stock price on the date of conversion.  This approach determined that the value of the 3,000,000 shares of common stock was $1,539,997.  After deducting the value of the debt and the accrued interest,

Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010.

Revenues.  The Company had revenues for the three months ended December 31, 2012 of $30,544 which has been reclassified as Discontinued Operations in the December 31, 2012 financials statements and had no revenue for the three months ended December 31, 2011.  The increase in revenue in 2012 was due to the acquisition of Litigation Dynamics, Inc. which sells computer software for litigation support.  VR Holdings, Inc. and Litigation Dynamics, Inc. signed a Separation Agreement on September 24, 2012 which provided for the spin-off of Litigation Dynamics, Inc. and as such the revenue has been reclassified as Discontinued Operations in the Company’s financial statements.  See NOTE -4- DISCONTINUED OPERATIONS for additional information. .

General and Administrative Expenses.  Our general and administrative expenses decreased from $43,161 in 2011 to $15,486 in 2012.  This decrease was primarily the result of a decrease in professional fees incurred as in 2011where these fees were incurred connection with the acquisition of Litigation Dynamics, Inc.

Net Loss.  Our net loss decreased to $31,327 in 2012 from $43,161 in 2011 as the result of the decrease in acquisition costs associated with the Litigation Dynamics, Inc. acquisition.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Year ended September 30, 2012	$1,836
Three months ended December 31, 2012	$0

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  As of December 31, 2012, we had $69 in cash and cash equivalents plus $1,101 of cash and cash equivalents included in assets held for sale.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of December 31, 2012, we had outstanding liabilities of $540,781, which is payable within 12 months.  There are no interest, penalties or fines accruing on the past due amounts.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  In the event that we are unsuccessful in our litigation or the litigation continues for an extensive period, we would be required to raise additional equity capital.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Year ended September 30, 2012	$ 1,836
Three months ended December 31. 2012	$0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2012.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a,  et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2012 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 13, 2013, the Company filed Form12b-25(b) reflecting its inability to file Form 10-Q on timely basis. Subsequently, the Company was able to secure a loan in the amount of $7,500 from a related party of the Company to pay professional fees associated with filing this Form 10-Q.

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: February 19, 2013.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	February 19, 2013
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	February 19, 2013