Form 10-Q/A
period 2012-12-31
VR Holdings, Inc.
filed 2013-03-25
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

_____________________________________

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

Explanatory Note: This Amendment to Form 10-Q has been presented to file the XBRL tag exhibits.

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

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Period from July 25, 2006 to December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Expenses:
General and administrative	(15,486)	(43,161)	(4,898,831)
Impairment of goodwill	-	-	1,266,892
Loss from Operations	(15,486)	(43,161)	(6,165,723)

Other income (expense)
Gain on forgiveness of debt	-	-	7,414,017
Interest expense	-	-	(110,522)

Net income (loss) from continuing operations	(15,486)	(43,161)	1,137,772

Net income (loss) from discontinued operations
Note (6)	(15,841)	-	(1,299,956)

Net income (loss)	$(31,327)	$(43,161)	$(162,184)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)

Net Loss per common share, basic and diluted
( Note 6) Discontinued operations	$(0.00)	$(0.00)

Net Loss per common share, basic and diluted
Total	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	448,039,037	440,930,766

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,		For the Period from July 25, 2006 to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,327)	$(43,161)	$ (162,184)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation	-	-	3,547,326
Expenses paid by shareholder	-	986	168,570
Shares for services	-	-	765,000
Impairment of goodwill	-	-	1,266,892
Loss on exchange of debt for stock	-	-	1,153,815
Gain on settlement of debt	-	-	(7,414,017)
Changes in operating assets and
Liabilities:
Accounts receivable	14,000	8,009	(25,620)
Accounts payable	36,003	-	555,813
Accounts payable – related party	(24,721)	-	(65,035)
Accrued interest payable	-	-	108,740
Net cash used by operating activities	(6,045)	(34,166)	(100,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	-	-	270
Purchase of Fixed Assets	(1,665)	-	(1,665)
Proceeds from sale of stocks	-	-	5,000
Cash provided by financing activities	(1,665)	-	3,605

CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	48,263	48,265
Net proceeds from notes payable	-	-	50,000
Net cash provided by financing activities	-	48,263	98,265

NET CHANGE IN CASH	(7,710)	9,097-	1,170
CASH AT BEGINNING OF PERIOD	8,880	-	-

CASH AT END OF PERIOD	$1,170	$9,097	$ 1,170

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$-	$-	$ -
Income taxes	$-	$-	$ -
Non-cash financing activities:
Debt converted to common stock	$-	$-	$ 8,187,678

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Deflinition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presenataion Linkbase

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: March 25, 2013.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	March 25, 2013
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	March 25, 2013