Form 10-Q
period 2013-03-31
VR Holdings, Inc.
filed 2013-05-20
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March  31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 15, 2013, the registrant had outstanding 448,039,037 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
ASSETS	2013	2012
Current assets:
Cash	$484	$5,580
Assets held for sale	55,800	47,300

Total assets	$56,284	$52,880

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$501,601	$478,832
Accounts payable, related party	2,643	2,643
Liabilities, related to assets held for sale	71,567	53,514
Liabilities, related party related to assets held for sale	27,355	27,355
Total current liabilities	603,166	562,344

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 448,039,037 and 448,039,037 shares issued and outstanding, respectively	449	449
Additional paid-in capital	15,113,899	15,113,899
Accumulated deficit	(15,492,955)	(15,492,955)
Deficit during development stage	(168,275)	(130,857)
Total shareholders’ deficit	(546,882)	(509,464)

Total liabilities and shareholders’ deficit	$56,284	$52,880

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenue	$-	$-

Expenses:
General and administrative	12,368	81,428
Impairment of goodwill	-	2,944,539
Loss from Operations	(12,368)	(3,025,967)

Other income (expense)
Gain on forgiveness of debt	-	-
Interest expense	-	-

Net income (loss) from continuing operations	(12,368)	(3,025,967)

Net income (loss) from discontinued operations	6,277	(54,743)

Net income (loss)	$(6,091)	$(3,080,710)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.01)

Net loss per common share, basic and diluted
Discontinued operations	$(0.00)	$(0.00)

Net loss per common share, basic and diluted
Total	$(0.00)	$(0.01)

Weighted average number of common shares – basic and diluted	448,039,037	455,085,191

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended March 31,		For the Period from July 25, 2006 to March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Expenses:
General and administrative	27,854	124,589	4,911.199
Impairment of goodwill	-	2,944,539	1,266,892
Loss from Operations	(27,854)	(3,069,128)	(6,178,091)

Other income (expense)
Gain on forgiveness of debt	-	-	7,414,017
Interest expense	-	-	(110,522)

Net income (loss) from continuing operations	(27,854)	(3,069,128)	1,125,404

Net income (loss) from discontinued operations	(9,564)	(54,743)	(1,293,679)

Net income (loss)	$(37,418)	$(3,123,871)	$(168,275)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.01)

Net loss per common share, basic and diluted
Discontinued operations	$(0.00)	$(0.00)

Net loss per common share, basic and diluted
Total	$(0.00)	$(0.01)

Weighted average number of common shares – basic and diluted	448,039,037	440,090,135

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

		For the Six Months Ended March 31,		For the Period from July 25, 2006 to March 31,
		2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES;
Net income (loss)		$(37,418)	$(3,123,871)	$(168,275)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation		55	-	55
Share-based compensation		-	-	3,547,326
Expenses paid by shareholder		-	986	168,570
Shares for services		-	-	765,000
Impairment of goodwill		-	2,944,539	1,266,892
Loss on exchange of debt for stock		-	-	1,153,815
Gain on settlement of debt		-	-	(7,414,017)
Changes in operating assets and liabilities
Accounts receivable		(11,300)	-	(50,920)
Prepaid expenses		-	(4,870)	-
Accounts payable		65,532	81,755	585,342
Accounts payable – related party		(24,710)	23,500	(65,024)
Accrued interest payable		-	-	108,740
Net cash used by operating activities		$(7,841)	$ (77,961)	(102,496)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition		-	7,472	270
Purchase of fixed assets		(832)	-	(832)
Proceeds from sale of stocks		-	-	5,000
Net, cash provided (used) by investing activities		(832)	7,472	4,438
CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock		-	43,263	48,265
Net proceeds from related parties		-	26,670	-
Net proceeds from notes payable		-	-	50,000
Net cash provided by financing activities		-	72,933	98,265
NET CHANGE IN CASH		(8,673)	2,444	207
CASH AT BEGINNING OF PERIOD		8,880	-	-
CASH AT END OF PERIOD	$	$ 207	$2,444	$207
SUPPLEMENT CASH FLOW DISCLOSURE
Cash paid for:
Interest		$-	$-	$-
Income taxes		-	-	-
Non-cash financing activities:
Common stock issued for business acquisition		$-	$2,625,000	$ 2,625,000
Debt converted to common stock		$-	$-	$ 8,187,678

See notes to consolidated financial statements.

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the  Company’s September 30, 2012 Form 10-K.  Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

NOTE 2 – GOING CONCERN

At March  31, 2013, we had a working capital deficit of $546,882.  Through March 31, 2013, we have been primarily engaged in preparation and filing of lawsuits.  In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2013.  We expect to finance our operations primarily through future financing, including the sale of stock in the Company.  We will be required to obtain additional capital in the future to continue operations.

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

There is no assurance that we will be able to obtain such additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding during the year 2013, we may enter into bankruptcy and possibly cease operations thereafter.

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

Note 3 – ACQUISITION

 In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc.  Subsequent to the completion of this acquisition, a formal valuation was obtained from an independent valuation firm to assist the Company in establishing the values of the assets and liabilities of Litigation Dynamics, Inc. at the date of the acquisition.

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

 NOTE 4 – DISCONTINUED OPERATIONS

In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 of common shares of VR Holdings, Inc. plus additional shares of VR Holdings, Inc., up to 20,000,000 shares, based upon the revenue volume of Litigation Dynamics, Inc. over the next five years.  On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and that the total number of shares issued to the shareholder of Litigation Dynamics, Inc. would be reduced to 10,250,000 net of  3,000,000 shares which would be used in exchange for $300,000 of notes payable by Litigation Dynamics, Inc., and 1,500,000  shares  due CapNet Security Corporation under a separate agreement signed by VR Holdings, Inc.  As part of the reevaluation of the acquisition of Litigation Dynamics, $63,660 of Notes Receivable, which were in default, were written off as bad expense for the year ended September 30, 2012. The details of the Notes Receivable written off are as follows:

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

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations.  The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

	For the six months Ended March 31,
	2013	2012
Revenue	$ 70,544	$ -

Expenses:
General and administrative	77,608	45,570
Loss from operations	(7,064)	(45,570)

Other Income (expenses):
Interest Expense	(2,500)	9,173

Net Income (loss)	$ (9,564)	$ (54,743)

Assets:
Cash	$ (277)	$ -

Accounts receivable	55,300	-

Due from related parties	-	52,899
Notes receivable	-	36,950
Property, Plant & Equipment	777	-

Total assets held for sale	$ 55,800	$ 9,849

Liabilities:
Accounts payable	$ 21,567	$ 45,516
Amounts due related parties	27,355	118,715
Notes payable	50,000	300,000
Total liabilities held for sale	$ 98,922	$ 464,231

NOTE 5 – DEBT

As noted in NOTE 4 – DISCONTINUED OPERATIONS, in the year ended September 30, 2012, Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for $300,000 of debt plus $76,182 of accrued interest. These notes had an interest rate of 18% and matured between November 30, 2011 and May 31, 2012.  To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock issued in the exchange for this debt (Notes Payable), the Company utilized the fair value of the stock price on the date of conversion. This approach determined that the value of the 3,000,000 shares of common stock was $1,539,997.  After deducting the value of the debt and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012. The details of the notes exchanged for common stock of VR Holdings, Inc. are as follows:

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

Litigation Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for  $300,000 of debt plus $76,182 of accrued interest.  To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock used in the exchange for this debt (Notes Receivable), the Company used the Black Sholes evaluation model.  This model determined that the value of the 3,000,000 shares of common stock used in the exchange was $1,539,997.  After deducting the value of the debt  and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company. During the six months ended March  31, 2013 and 2012, The Cancer Foundation, Inc. paid $0 and $986, respectively.  These payments have been recorded as contributed capital to the Company.

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

Since the filing of the Company’s 10-K for the year ended September 30, 2012, all parties have filed their briefs concerning the appeal, and the court is fully briefed.  The appellate court has not scheduled oral arguments and the appeal is awaiting decision by the court.  Neither VR Holdings, Inc. nor counsel offers any guaranty regarding the outcome of the pending litigation.

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

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

MML, Inc. is a plaintiff in an Illinois State court suit, see The Cancer Foundation, Inc. v. Cerberus Capital Management, LP , and if successful, although not legally liable, plans to distribute on a percentage basis the proceeds from this suit to all claimants including its parent, VR Holdings.  The claimants accepting this exchange will have their claims transferred to VR Holdings.  See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference.  The suit was filed in state court on April 17, 2009, by The Cancer Foundation, Inc. and others plaintiffs against Cerberus Capital Management, L.P. and other defendants after a suit based on similar facts was dismissed in the United States District Court for the Northern District of Illinois and the dismissal affirmed by the United States Court of Appeals for the Seventh Circuit.  If the state court action is not successful, there will be no recovery of damages and no proceeds will be available for distribution to the claimants.  MML, Inc., Morton M. Lapides, Sr. and Transcolor were also plaintiffs in the federal and state lawsuits.  We voluntarily agreed to dismiss The Cancer Foundation and Transcolor as plaintiffs because they lacked standing.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

Revenues.  The Company had revenues for the three months ended March 31, 2013 of $40,000 which has been reclassified as Discontinued Operations in the March 31, 2013 financials statements and had no revenue for the three months ended March 31 2012.  The increase in revenue in 2013 was due to the acquisition of Litigation Dynamics, Inc. which sells computer software and consulting services associated with litigation support.  VR Holdings, Inc. and Litigation Dynamics, Inc. signed a Separation Agreement on September 24, 2012 which provided for the spin-off of Litigation Dynamics, Inc. and as such the revenue has been reclassified as Discontinued Operations in the Company’s financial statements.  See NOTE -4- DISCONTINUED OPERATIONS for additional information. .

General and Administrative Expenses.  Our general and administrative expenses decreased from $81,428 in 2012 to $12,368 in 2013 for the quarter.  This decrease was primarily the result of a decrease in professional fees incurred relating to the acquisition of Litigation Dynamics, Inc. in 2012.

                Impairment of Goodwill.  The decrease in the impairment of goodwill expense of $2,944,539 was the result of the one time write off or expensing of goodwill in 2012. The acquisition of Litigation dynamics, Inc. created goodwill and the subsequent evaluation of the continuing value of this goodwill caused it to be written off as an expense in the Income Statement in the quarter ended March 31, 2012.

Net (Loss).  The net loss decreased to $(6,091) in 2013from a net loss of $(3,080,710) in 2012.  This decrease was the result of the decrease in acquisition costs and the write off of the impairment of goodwill associated with acquisition of Litigation Dynamics, Inc. in 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012.

Revenues.  The Company had revenues for the six months ended March 31, 2013 of $70,544 which has been reclassified as Discontinued Operations in the March 31, 2013 financials statements and had no revenue for the six months ended March 31 2012.  The increase in revenue in 2013 was due to the acquisition of Litigation Dynamics, Inc. which sells computer software and consulting services associated with for litigation support.  VR Holdings, Inc. and Litigation Dynamics, Inc. signed a Separation Agreement on September 24, 2012 which provided for the spin-off of Litigation Dynamics, Inc. and as such the revenue has been reclassified as Discontinued Operations in the Company’s financial statements.  See NOTE -4- DISCONTINUED OPERATIONS for additional information. .

General and Administrative Expenses.  The general and administrative expenses decreased from $124,589 in 2012 to $27,854 in 2013.  This decrease was primarily the result of a decrease in professional fees incurred relating to the acquisition of Litigation Dynamics, Inc. in 2012.

                Impairment of Goodwill.  The decrease in the impairment of goodwill expense of $2,944,539 was the result of the one time write off or expensing of goodwill in 2012.. The acquisition of Litigation dynamics, Inc. created this goodwill and the subsequent evaluation of the continuing value of this goodwill caused it to be written off as an expense in the Income Statement in the quarter ended March 31, 2012.

Net (Loss).  The net loss decreased to ($37,418) in 2013 from a net loss of ($3,123,871) in 2012.  This decrease was the result of the decrease in acquisition costs and the write off of the impairment of goodwill associated with acquisition of Litigations Dynamics, Inc. in 2012.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Year ended September 30, 2012	$1,836
Six months ended March 31, 2013	$0

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees.  As of March 31, 2013, we had $484 in cash and cash equivalents less an over draft of  $277 of cash and cash equivalents included in assets held for sale.  We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of March 31, 2012, we had outstanding liabilities of $603,166, which is payable within 12 months.  There are no interest, penalties or fines accruing on the past due amounts.  We are attempting to obtain funds from the successful conclusion of our lawsuit.  In the event that we are unsuccessful in our litigation or the litigation continues for an extensive period, we would be required to raise additional equity capital.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

There is no assurance that we will be able to obtain such additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Further, if we do not obtain additional funding during the year 2013, we may enter into bankruptcy and possibly cease operations thereafter.  As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern.

Seasonality

Our proposed business is not subject to seasonality.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher.  We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls.  While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results.  However, inflation may become a factor in the future

.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216

Year ended September 30, 2012	$ 1,836
Six months ended March 31. 2013	$0

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March  31, 2013 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

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

Item 5. Other Information.

On May 15, 2013, the Company filed Form 12b-25(b) reflecting its inability to file Form 10-Q on a timely basis.

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

Date: May 17, 2013.

By /s/ John E. Baker

    John E. Baker, Chief Executive Officer

By /s/ John E. Baker

    John E. Baker, Chief Financial Officer and  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	May 17, 2013
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	May17, 2013