Form 10-Q
period 2013-06-30
VR Holdings, Inc.
filed 2013-08-19
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 15, 2013, the registrant had outstanding 448,039,037 shares of common stock.

Table of Contents	-1-

Table of Contents	-2-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
ASSETS	2013	2012
Current assets:
Cash	$284	$5,580
Assets held for sale	28,773	47,300

Total assets	$29,057	$52,880

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$513,210	$478,832
Accounts payable, related party	2,643	2,643
Liabilities, related to assets held for sale	63,988	53,514
Liabilities, related party related to assets held for sale	27,355	27,355
Total current liabilities	607,196	562,344

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 448,039,037 and 448,039,037 shares issued and outstanding, respectively	449	449
Additional paid-in capital	15,113,899	15,113,899
Accumulated deficit	(15,492,955)	(15,492,955)
Deficit during development stage	(199,532)	(130,857)
Total shareholders’ deficit	(578,139)	(509,464)

Total liabilities and shareholders’ deficit	$29,057	$52,880

See notes to consolidated financial statements.

Table of Contents	-3-

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2013	2012

Revenue	$—	$—

Expenses:
General and administrative	11,809	38,968
Impairment of goodwill	—	—
Loss from Operations	(11,809)	(38,968)

Other income (expense)
Gain on forgiveness of debt	—	—
Interest expense	—	—

Net income (loss) from continuing operations	(11,809)	.(38,968)

Net income (loss) from discontinued operations	(19,448)	(1,297)

Net income (loss)	$(31,257)	$(40,265)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)

Net loss per common share, basic and diluted
Discontinued operations	$(0.00)	$(0.00)

Net loss per common share, basic and diluted
Total	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	448,039,037	458,776,815

See notes to consolidated financial statements.

Table of Contents	-4-

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended June 30,		For the Period from July 25, 2006 to June 30,
	2013	2012	2013

Revenue	$—	$—	$—

Expenses:
General and administrative	39,663	163,557	4,923,008
Impairment of goodwill	—	2,944,539	1,266,892
Loss from Operations	(39,663)	(3,108,096)	(6,189,900)

Other income (expense)
Gain on forgiveness of debt	—	—	7,414,017
Interest expense	—	—	(110,522)

Net income (loss) from continuing operations	(39,663)	(3,108,096)	1,113,595

Net income (loss) from discontinued operations	(29,012)	(56,040)	(1,313,127)

Net income (loss)	$(68,675)	$(3,164,136)	$(199,532)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.01)

Net loss per common share, basic and diluted
Discontinued operations	$(0.00)	$(0.00)

Net loss per common share, basic and diluted
Total	$(0.00)	$(0.01)

Weighted average number of common shares – basic and diluted	448,039,037	451,532,403

See notes to consolidated financial statements.

Table of Contents	-5-

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,			For the Period from July 25, 2006 to June 30,
	2013		2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES;
Net income (loss)		$(68,675)	$(3,164,136)	$(199,532)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation		110	—	110
Share-based compensation		—	—	3,547,326
Expenses paid by shareholder		—	986	168,570
Shares for services		—	—	765,000
Impairment of goodwill		—	2,944,539	1,266,892
Loss on exchange of debt for stock		—	—	1,153,815
Gain on settlement of debt		—	—	(7,414,017)
Changes in operating assets and liabilities
Accounts receivable		16,200	(60,000)	(23,420)
Prepaid expenses		—	(2,940)	—
Accounts payable		72,206	86,297	564,662
Accounts payable – related party		(27,354)	23,500	(40,314)
Accrued interest payable		—	—	108,740
Net cash used by operating activities		(7,513)	(171,754)	(102,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition		—	7,472	270
Purchase of fixed assets		(832)	—	(832)
Proceeds from sale of stocks		—	—	5,000
Net, cash provided (used) by investing activities		(832)	7,472	4,438
CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock		—	48,263	48,265
Net proceeds from related parties		—	69,207	—
Net proceeds from notes payable		—	50,000	50,000
Net cash provided by financing activities		—	166,183	98,265
NET CHANGE IN CASH		(8,345)	1,901	535
CASH AT BEGINNING OF PERIOD		8,880	—	—
CASH AT END OF PERIOD		$535	$1,901	$535
SUPPLEMENT CASH FLOW DISCLOSURE
Cash paid for:
Interest		$—	$—	$—
Income taxes		—	—	—
Non-cash financing activities:
Common stock issued for business acquisition		$ $	$2,625,000	$2,625,000
Debt converted to common stock	$	$-	$—	$8,187,678

See notes to consolidated financial statements.

Table of Contents	-6-

 VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with VR Holdings’ most recent audited consolidated financial statements and notes thereto included in VR Holdings’ September 30, 2012 Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

Development Stage

VR Holdings re-entered the development stage on July 25, 2006.

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

New Accounting Pronouncements

February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.
Table of Contents	-7-

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

Table of Contents	-8-

statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. VR Holdings is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

Subsequent Events

VR Holdings evaluated subsequent events through the date the financial statements were issued.

NOTE 2 – GOING CONCERN

At June 30, 2013, we had a working capital deficit of $578,139. Through June 30, 2013, we have been primarily engaged in preparation and filing of lawsuits. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2013and 2014. We expect to finance our operations primarily through future financing, including the sale of stock in VR Holdings. We will be required to obtain additional capital in the future to continue operations.

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

Note 3 – ACQUISITION

In January 2012, VR Holdings entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. Subsequent to the completion of this acquisition, a formal valuation was obtained from an independent valuation firm to assist VR Holdings in establishing the values of the assets and liabilities of Litigation Dynamics, Inc. at the date of the acquisition.

The acquisition has been accounted for as a business combination, and VR Holdings valued all assets and liabilities acquired at their fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

This evaluation determined that the price paid by VR Holdings for Litigation Dynamics, Inc. created intangible assets relating to Tradenames of $4,000 and Goodwill of $1,262,892. Based upon a subsequent review performed by VR Holdings of the continuing value of these assets, it was determined that these assets had no continuing value and were expensed by a charge to the Statement of Operations for the year ended September 30, 2012.

Table of Contents	-9-

Actual results of operations of Litigation Dynamics, Inc. are included in VR Holdings’ consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon the fair market determination at the date of acquisition was as follows:

Cash	$270
Account receivable, net of allowance of $26,000	4,380
Accounts payable	(41,374)
Notes payable – related party	(87,668)
Note payable – long term debt	(300,000)

Net tangible Assets/liabilities	$(424,392)

Trade-names	4,000
Cash paid by Litigation Dynamics to VR Holdings	20,000
Goodwill	1,262,892

Total Net Assets Acquired	$862,500

Total consideration paid - Common stock (paid to Litigation Dynamics, Inc.)	$862,500

NOTE 4 – DISCONTINUED OPERATIONS

In January 2012, VR Holdings entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 of common shares of VR Holdings, Inc. plus additional shares of VR Holdings, Inc., up to 20,000,000 shares, based upon the revenue volume of Litigation Dynamics, Inc. over the next five years. On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and that the total number of shares issued to the shareholder of Litigation Dynamics, Inc. would be reduced to 10,250,000 net of 3,000,000 shares which would be used in exchange for $300,000 of notes payable by Litigation Dynamics, Inc., and 1,500,000 shares due CapNet Security Corporation under a separate agreement signed by VR Holdings, Inc. As part of the reevaluation of the acquisition of Litigation Dynamics, $63,660 of Notes Receivable, which were in default, were written off as bad expense for the year ended September 30, 2012. The details of the Notes Receivable written off are as follows:

Note Receivable From	Amount

IMM-03211	$31,000
IIM-072011	$950
Pine Springs-061011	$687
TGM-040111	$3,250
TGM-050611	$21,879
TGM-070811	$2,489
TGM-081511-2	$2,000
TGM-090711	$1,405

TOTAL	$63,660

Table of Contents	-10-

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

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

	For the nine months Ended June 30,
	2013	2012
Revenue	$115,544	$60,000

Expenses:
General and administrative	140,806	93,676
Loss from operations	(25,262)	(33,676)

Other Income (expenses):
Interest Expense	3,750	22,364

Net Income (loss)	$(29,012)	$(56,040)

Assets:
Cash	$251	$339

Accounts receivable	27,800	60,000

Due from related parties	—	—
Notes receivable	—	—
Property, Plant & Equipment	722	—

Total assets held for sale	$28,773	$60,339

Liabilities:
Accounts payable	$13,988	$77,372
Amounts due related parties	27,355	58,546
Notes payable	50,000	300,000
Total liabilities held for sale	$91,343	$435,918

Table of Contents	-11-

NOTE 5 – DEBT

As noted in NOTE 4 – DISCONTINUED OPERATIONS, in the year ended September 30, 2012, Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for $300,000 of debt plus $76,182 of accrued interest. These notes had an interest rate of 18% and matured between November 30, 2011 and May 31, 2012. To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock issued in the exchange for this debt (Notes Payable), VR Holdings utilized the fair value of the stock price on the date of conversion. This approach determined that the value of the 3,000,000 shares of common stock was $1,539,997. After deducting the value of the debt and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012. The details of the notes exchanged for common stock of VR Holdings, Inc. are as follows:

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

NOTE 6 – EQUITY

On May 10, 2010, VR Holdings issued 300,000 shares of common stock valued at $196 ($0.0006545 per share) for services rendered to VR Holdings. The value of these shares was determined based on the value of shares previously issued by VR Holdings.

On August 24, 2010, VR Holdings issued 100,000 shares of common stock to a consultant for services. These shares were valued at $65.

On August 30, 2010, VR Holdings issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.10 for a period of five years. The warrants were issued for services rendered by two attorneys. The fair value of the warrants at the date of grant was $1,308. The warrants were valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 1.39%, (2) expected term of 5 years, (3) expected volatility of 350% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2011.

On November 30, 2010, VR Holdings issued 25,200,000 shares of common stock valued at $16,493 ($0.0006545 per share) for services to VR Holdings. The value of these shares was determined based on the value of shares previously sold by VR Holdings.

In February 2011, VR Holdings issued 21,000,000 shares of common stock to three individuals for services. The fair value of these shares at the date of grant was $13,745 based on the value of shares previously sold by VR Holdings.

Table of Contents	-12-

In August 2011, VR Holdings sold 50,000 shares of common stock for $5,000.

In November and December 2011, VR Holdings sold 480,694 shares of common stock for $43,263 after the payment of $4,806 of sales commissions.

In January 2012, VR Holdings entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 of common shares of VR Holdings, Inc. plus possible additional shares of VR Holdings, Inc., of up to 20,000,000 shares, based upon future revenue volume over the next five years. On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and the total number of shares issued would be reduced to 10,250,000 divided between Litigation Dynamics, Inc. shareholder (5,750,000 shares), conversion of debt (3,000,000 shares) and CapNet Security Corporation (1,500,000 shares). The shares paid to CapNet Security Corporation related to a separate agreement signed by VR Holdings, Inc. concerning investment banking services to be provided by CapNet Security Corporation including raising funds and the merger of Litigation Dynamics, Inc. with VR Holdings, Inc. For additional information on the conversion of debt, see NOTE (8) CONVERSION OF DEBT.

In April 2012, VR Holdings sold 50,000 shares of common stock for $5,000.

On September 30, 2012, VR Holdings issued a warrant to purchase 7,000,000 shares of common stock at an exercise price of $0.10 with exercise period of five years from the date of issue. The warrant was issued for legal services rendered and to be rendered to VR Holdings, Inc. by an attorney. The fair value of the warrants at the date of grant was $3,260,588. The warrant was valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 0.62%, (2) expected term of 5 years, (3) expected volatility of 107.8% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2012. The Warrants were immediately vested and expensed through a charge to the Statement of Operations.

In September 2012, VR Holdings cancelled 3,500,000 shares of common stock that had been originally issued to an attorney for services as the attorney was not able to perform these services.

Litigation Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for $300,000 of debt plus $76,182 of accrued interest. To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock used in the exchange for this debt (Notes Receivable), VR Holdings used the Black Sholes evaluation model. This model determined that the value of the 3,000,000 shares of common stock used in the exchange was $1,539,997. After deducting the value of the debt and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of VR Holdings, has paid for certain expenses on behalf of VR Holdings. During the nine months ended June 30, 2013 and 2012, The Cancer Foundation, Inc. paid $0 and $986, respectively. These payments have been recorded as contributed capital to VR Holdings.

NOTE 8 – LITIGATION

VR Holdings, through its subsidiaries, is involved in a lawsuit, styled Morton M. Lapides, SR., MML, Inc. and VR Holdings, Inc. v. Cerberus Capital Management, LP. All claims held by Mr. and Mrs. Morton M. Lapides, Sr. have been assigned to VR Holdings. It is our plan to use any proceeds received by us as a result of the below described litigation to fund our business plan going forward. If we are unsuccessful in the litigation or do not receive sufficient funds, we will be forced to sell additional equity to raise the capital we need to fund our anticipated operations. If we are not successful in raising any needed capital, our business plan will fail.

Table of Contents	-13-

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

The defendants filed a motion to dismiss the state court action on August 3, 2009. The plaintiffs filed an opposition brief on November 13, 2009. The defendants filed their reply on December 4, 2009. Oral argument was held on January 22, 2010. At the conclusion of argument, Judge Allen S. Goldberg dismissed the complaint on the grounds of res judicata. The plaintiffs filed a motion for reconsideration in which they argued that Judge Goldberg misapplied the doctrine of res judicata that the complaint should be reinstated and the case allowed to proceed. The defendants’ opposition brief was filed on April 12, 2010, and the plaintiff’s reply was filed on May 10, 2010. Oral argument on the motion for reconsideration was held on June 1, 2010, at which time Judge Goldberg denied the motion. MML and Lapides filed a notice of appeal on June 25, 2010, and their opening brief on November 5, 2010, with the Appellate Court of Illinois, First Judicial District. The defendants filed an opposition on December 5, 2010, as well as a cross appeal seeking a reversal of the trial judge’s order denying the defendants’ motion for attorneys’ fees. The plaintiffs filed a reply on January 14, 2011, and the defendants filed a reply on the attorneys’ fees issue on January 28, 2011.

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

Table of Contents	-14-

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

Since the filing of VR Holdings’ 10-K for the year ended September 30, 2012, all parties have filed their briefs concerning the appeal, and the court is fully briefed. The appellate court has not scheduled oral arguments and the appeal is awaiting decision by the court. Neither VR Holdings, Inc. nor counsel offers any guaranty regarding the outcome of the pending litigation.

Table of Contents	-15-

NOTE 9 – SUBSEQUENT EVENT

On August 15, 2013, but effective on August 1, 2013, VR Holdings, Inc., a Delaware corporation (the “registrant” or “VR Holdings”) executed that certain Consulting Agreement (the “Consulting Agreement”) with Schneider Mitigation Group (“Schneider”).

Pursuant to the Consulting Agreement, Schneider agreed to provide business development and corporate management services along with consulting for capital structure, finance, and mitigation. Specifically, Schneider agreed to provide for:

•	The maintaining of reporting status and filings in whatever manner may be deemed necessary which includes satisfying a perceived short term capital need of up to $25,000 which may need to be paid in the next few days;
•	Working capital for the registrant which includes a target of $1,500,000; and
•	An operating strategy and business for the registrant.

The Consultant shall determine the manner in which the services under the Consulting Agreement are to be performed and the specific hours to be worked by the Consultant. Primary management duties will be fulfilled by Mr. Gregory Gennace and the registrant will rely on the Consultant to work as many hours as may be reasonably necessary to fulfill the Consultant’s obligations under the Consulting Agreement.

The registrant agreed to pay the Consultant 50,000,000 shares of the registrant’s common stock upon signing the Consulting Agreement. Additionally, as the plaintiff and beneficiary of a potential award resulting from a civil complaint filed in the Circuit Court of Cook County, Illinois filed against Cerberus Capital Management, LP, et al (the “Lawsuit”) the registrant agreed to pay the Consultant the first $5,000,000 of any proceeds recovered through settlement or garnishment action(s) from the Lawsuit. Additionally, the registrant will make commission payments to the Consultant based on five percent of the gross profit or selling price of all merchandise and products and contemplated services of the registrant created through the Consultant’s business development efforts.

The Consulting Agreement shall become effective on the date stated above and shall remain in effect for a period of one year unless terminated for breach or as provided in the Consulting Agreement. The Consulting Agreement may be renewed or terminated through mutual agreement of the parties.

It was understood by the parties that the Consultant is an independent contractor with respect to the registrant, and not an employee of the registrant. The registrant will not provide fringe benefits, including health insurance benefits, paid vacation, or any other employee benefit, for the benefit of the Consultant, or its employees.

The Consultant agreed to indemnify and hold the registrant harmless from all claims, losses, expenses, fees including attorney fees, costs, and judgments that may be asserted against the registrant that result from the acts or omissions of the Consultant, the Consultant’s employees, if any, and the Consultant’s agents, with the exception of any executives hired by the registrant on the Consultant’s recommendation. The Consultant’s obligations under the Consulting Agreement may not be assigned or transferred to any other person, firm, or corporation without the prior written consent of the registrant.

Recognizing that the various items of information are special and unique assets of the registrant that need to be protected from disclosure, and in consideration of the disclosure of the Information, the Consultant agreed that for a period of 18 months following the termination of the Consulting Agreement, whether such termination is voluntary or involuntary, the Consultant will not directly or indirectly engage in any business competitive with the registrant. This covenant shall apply to the geographical area that includes United States of America and Canada. Directly or indirectly engaging in any competitive business includes, but is not limited to, (i) engaging in a business as owner, partner, or agent, (ii) becoming an employee of any third party that is engaged in such business, or (iii) becoming interested directly or indirectly in any such business, or (iv) soliciting any customer of the registrant for the benefit of a third party that is engaged in such business. The Consultant and the registrant agreed that this non-compete provision will not adversely affect the livelihood of the Consultant.

A copy of the Consulting Agreement was filed as an exhibit to the registrant’s Report on Form 8-K, filed on August 16, 2013.

Table of Contents	-16-

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

Table of Contents	-17-

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

Table of Contents	-18-

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

Recent Transactions

In January 2012, VR Holdings entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 common shares of VR Holdings, Inc. plus additional shares of VR Holdings, Inc., up to 20,000,000 shares, based upon the revenue volume of Litigation Dynamics, Inc. over the next five years. On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. where by it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and that the total number of shares issued to the shareholder of Litigation Dynamics, Inc. would be reduced to 10,250,000 net of 3,000,000 shares which would be used in exchange for $300,000 of notes payable by Litigation Dynamics, Inc., and 1,500,000 shares due CapNet Security Corporation under a separate agreement signed by VR Holdings, Inc. As part of the reevaluation of the acquisition, of Litigation Dynamics, $63,660 of Notes Receivable were written off as bad debt expense for the year ended September 30, 2012.

Table of Contents	-19-

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

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations, and the assets and liabilities of Litigation Dynamics, Inc. have been segregated on VR Holdings Balance Sheet as hailed for sale.

As note in NOTE 4 – DISCONTINUED OPERATIONS, Litigations Dynamics, Inc. utilized 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger in exchange for $300,000 of debt plus $76,182 of accrued interest. To determine the value of the 3,000,000 shares of VR Holdings, Inc. common stock issued in the exchange for this debt (Notes Payable), VR Holdings utilized the fair value of the stock price on the date of conversion. This approach determined that the value of the 3,000,000 shares of common stock was $1,539,997. After deducting the value of the debt and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange, and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.

Revenues. VR Holdings had revenues for the three months ended June 30, 2013 and 2012 of $45,000 and $60,000, respectively, which have been reclassified as Discontinued Operations in the June 30, 2013 and 2012 financial statements. The decrease in revenue in 2013 was due to a decrease consulting services of Litigation Dynamics, Inc., which sells computer software and consulting services associated with litigation support. VR Holdings, Inc. and Litigation Dynamics, Inc. signed a Separation Agreement on September 24, 2012 which provided for the spin-off of Litigation Dynamics, Inc. and as such the revenue has been reclassified as Discontinued Operations in VR Holdings’ financial statements. See NOTE -4- DISCONTINUED OPERATIONS for additional information.

General and Administrative Expenses. Our general and administrative expenses decreased for the quarter from $38,968 in 2012 to $11,809 in 2013. This decrease was primarily the result of a decrease in professional fees incurred relating to the preparation and filing of documents with the SEC.

Net (Loss). The net loss decreased to $(31,257) in 2013 from a net loss of $(40,266) in 2012. This decrease was the result of the decrease in general and administrative expenses offset by an increase in the operating loss at Litigation Dynamics, Inc.

Table of Contents	-20-

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012.

Revenues. VR Holdings had revenues for the nine months ended June 30, 2013, and 2012, of $115,544 and $60,000, respectfully, which have been reclassified as Discontinued Operations in the March 31, 2013, financial statements. The increase in revenue in 2013 was due to the additional consulting services performed by Litigation Dynamics, Inc., which sells computer software and consulting services associated with for litigation support. VR Holdings, Inc. and Litigation Dynamics, Inc. signed a Separation Agreement on September 24, 2012 which provided for the spin-off of Litigation Dynamics, Inc. and as such, the revenue has been reclassified as Discontinued Operations in VR Holdings’ financial statements. See NOTE -4- DISCONTINUED OPERATIONS for additional information.

General and Administrative Expenses. The general and administrative expenses decreased from $163,557 in 2012 to $39,663 in 2013. This decrease was primarily the result of a decrease in professional fees incurred relating to the acquisition of Litigation Dynamics, Inc. in 2012 and the preparation and filing of documents with the SEC.

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

Net (Loss). The net loss decreased to ($68,675) in 2013 from a net loss of ($3,164,136) in 2012. This decrease was the result of the decrease in acquisition costs and the write off of the impairment of goodwill associated with acquisition of Litigations Dynamics, Inc. in 2012.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Year ended September 30, 2012	$1,836
Nine months ended June 30, 2013	$0

Table of Contents	-21-

Funds were provided to The Cancer Foundation for the periods indicated by investors who purchased shares of our common stock owned by The Cancer Foundation, as follows:

Stockholder	Shares Purchased	Date Purchased	Amount Paid
Edwin C. Fulton	300,000	10/23/2009	$30,000
Vivek Sood	50,000	10/23/2009	5,000
Chris Urban	100,000	3/15/2010	10,000
Total	450,000		$45,000

Our primary source of liquidity has been expenses paid by The Cancer Foundation, which were primarily legal and accounting fees. As of June 30, 2013, we had $535 in cash and cash equivalents including $251 of cash and equivalents classified as assets held for sale. We have no obligation to repay The Cancer Foundation for any funds advanced on our behalf and there are no agreements reflecting that we have any such obligation.

As of June 30, 2012, we had outstanding liabilities of $607,196, which is payable within 12 months. There are no interest, penalties or fines accruing on the past due amounts. We are attempting to obtain funds from the successful conclusion of our lawsuit. In the event that we are unsuccessful in our litigation or the litigation continues for an extensive period, we would be required to raise additional equity capital. At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital. In the future, we may raise additional capital though equity or debt offerings.

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

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. Specifically, critical accounting estimates have the following attributes:

Table of Contents	-22-

•	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

The Cancer Foundation has paid our expenses for the periods indicated were as follows:

Period	Amount
Year ended September 30, 2008	$15,000
Year ended September 30, 2009	$19,567
Year ended September 30, 2010	$116,961
Year ended September 30, 2011	$15,216
Year ended September 30, 2012	$1,836
Nine months ended June 30, 2013	$0

Table of Contents	-23-

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

Recently Issued Accounting Pronouncements

February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.
Table of Contents	-24-

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

Table of Contents	-25-

basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. VR Holdings is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Table of Contents	-26-

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30 , 2013 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	-27-

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 2, above.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Contents	-28-

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
1.0**	Letter Agreement between CapNet Securities Corporation and VR Holdings, Inc. dated October 24, 2011, filed as Exhibit 1.0 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
2.0**	Plan and Agreement of Triangular Merger between VR Holdings, Inc., VRH Merger Sub, Inc. and Litigation Dynamics, Inc. dated November 21, 2011, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on November 23, 2011, Commission File Number 333-166884.
3.1**	Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on November 2, 1998, filed as Exhibit 3.1 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.2**	Certificate of Amendment of Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on June 2, 2008, filed as Exhibit 3.2 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.3**	Original Bylaws of VR Holdings, Inc., filed as Exhibit 3.3 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.4**	Amended and Restated Certificate of Incorporation of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.4 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.5**	Amended and Restated Bylaws of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.5 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.6**	Articles of Incorporation of VRH Merger Sub, Inc. filed with the Secretary of State of Texas on November 14, 2011, and subsequently amended on January 20, 2012, by Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012. to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.6 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.7**	Bylaws of VRH Merger Sub, Inc. adopted on November 21, 2011, and subsequently amended on January 20, 2012 to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.7 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.8**	Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012, filed as Exhibit 3.8 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.1**	Charter of the Audit Committee of VR Holdings, Inc., filed as Exhibit 10.1 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.2**	Code of Business Conduct of VR Holdings, Inc., filed as Exhibit 10.2 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.3**	Code of Ethics for Senior Executive Officers and Senior Financial Officers of VR Holdings, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.4**	Charter of the Compensation Committee of VR Holdings, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.5**	Corporate Governance Principles of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.6**	Charter of the Executive Committee of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.7**	Charter of the Finance Committee of VR Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.8**	Charter of the Governance and Nominating Committee of VR Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.9**	Executive Summary Memorandum, filed as Exhibit 10.9 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.10**	Assignment of Claims, filed as Exhibit 10.10 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.

Table of Contents	-29-

Exhibit No.	Identification of Exhibit
10.11**	Form of Settlement with the claimants, filed as Exhibit 10.11 to the registrant’s registration statement on April 29, 2011, Commission File Number 333-166884.
10.12**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.12 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.13*	Amended Warrant dated August 13, 2012, for 8,000,000 shares issued to Norman T. Reynolds, Esq.
10.14**	Employment Agreement between Litigation Dynamics, Inc. and Zane Russell dated January 20, 2012, filed as Exhibit 10.14 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.15**	Employment Agreement between Litigation Dynamics, Inc. and J. Michael Moore dated January 20, 2012, filed as Exhibit 10.15 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.16**	Master Services Agreement between Litigation Dynamics, Inc. and VR Holdings, Inc. dated January 20, 2012, filed as Exhibit 10.16 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.17**	Subscription Agreement executed by Litigation Dynamics, Inc. shareholders on January 20, 2012, in connection with the merger of VRH Merger Sub, Inc. and Litigation Dynamics, Inc., filed as Exhibit 10.17 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.18**	Promissory note executed by Pine Springs Capital, LLC dated March 31, 2011, in the amount of $11,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.18 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.19**	Promissory note executed by New Course Group dated June 10, 2011, in the amount of $3,930.55 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.19 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.20**	Promissory note executed by New Course Group dated June 3, 2011, in the amount of $5,711.38 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.20 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.21**	Promissory note executed by Pine Springs Capital, LLC dated May 20, 2011, in the amount of $4,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.21 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.22**	Promissory note executed by New Course Group dated June 29, 2011, in the amount of $3,220.51 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.22 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.23**	Promissory note executed by ProduClear, Inc. dated April 13, 2011, in the amount of $2,500.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.23 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.24**	Promissory note executed by Texas Golfer Magazine dated April 1, 2011, in the amount of $3,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.24 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.25**	Promissory note executed by Trekmore dated April 8, 2011, in the amount of $5,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.25 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.26**	Promissory note executed by Litigation Dynamics, Inc. dated May 5, 2011, in the amount of $50,000.00 payable to the order of Robert Embry, filed as Exhibit 10.26 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.27**	Promissory note executed by Litigation Dynamics, Inc. dated April 25, 2011, in the amount of $50,000.00 payable to the order of Michael Jud, filed as Exhibit 10.27 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.28**	Promissory note executed by Litigation Dynamics, Inc. dated April 19, 2011, in the amount of $5,000.00 payable to the order of Michael Jud, filed as Exhibit 10.28 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

Table of Contents	-30-

Exhibit No.	Identification of Exhibit
10.29**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of Robert Embry, filed as Exhibit 10.29 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.30**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of 2005 Braden Interest, Ltd., filed as Exhibit 10.30 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.31**	Promissory note executed by Litigation Dynamics, Inc. dated March 21, 2011, in the amount of $45,000.00 payable to the order of Charles Jud, filed as Exhibit 10.31 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.32**	Separation Agreement by and between VR Holdings, Inc., Litigation Dynamics, Inc., J. Michael Moore, Zane Russell, CapNet Securities Corporation, John E. Baker, Deohge Corp., Pamela Lapides, The Cancer Foundation, Inc., John Foster Woods, and Barry L. Dahne, dated September 24, 2012, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.33**	Assumption Agreement for Litigation Dynamics, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.34**	Assumption Agreement for VR Holdings, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.3 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.35**	Form of VR Holdings, Inc. Distribution Agreement, filed as Exhibit 10.4 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.36**	Assumption and Novation Agreement is made by and between VR Holdings, Inc., Litigation Dynamics, Inc., and Structured Financial Service, LLC, dated September 24, 2012, filed as Exhibit 10.5 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.37**	Non-Exclusive Software Reseller Agreement by and between Innovative Litigation Services. LLC and Litigation Dynamics, Inc., filed as Exhibit 10.6 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.38**	VR Holdings, Inc. promissory note payable to the order of Structured Financial Service, LLC in the amount of $50,000, dated May 23, 2012, filed as Exhibit 10.7 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.39**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Stephen H. Marcus, Esq., filed as Exhibit 10.13 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.40**	Consulting Agreement by and between VR Holdings, Inc. and Schneider Mitigation Group, dated August 15, 2013, but effective as of August 1, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on August 16, 2013, Commission File Number 333-166884.
31.1*	Certification of John E. Baker, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of John E. Baker, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John E. Baker, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of John E. Baker, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1**	Audited Financial Statements of Litigation Dynamics, Inc., a Texas corporation, and Pro forma financial information, filed as Exhibit 99.1 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

____________

* Filed herewith.

** Previously filed.

Table of Contents	-31-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: August 19, 2013.

By /s/ John E. Baker

John E. Baker, Chief Executive Officer

By /s/ John E. Baker

John E. Baker, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John E. Baker	Chief Executive Officer and Director	August 19, 2013
/s/ John E. Baker	Chief Financial Officer, Principal Accounting Officer, and Director	August 19, 2013

Table of Contents	-32-