Form 10-K
period 2013-09-30
VR Holdings, Inc.
filed 2014-02-05
CIK 1492052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 31, 2013 (based on the closing sale price of $0.51 per share of the registrant’s common stock, as reported on the Over the Counter Markets Group OTCQB on that date) was approximately $24,579,605. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At January 31, 2014, the registrant had outstanding 448,039,037 shares of common stock, par value $0.000001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 1. Business.

Company Overview

VR Holdings, Inc., a Delaware corporation, was incorporated in 1998 to be the parent company of a group of entities owned by MML, Inc. which then was in turn controlled by Morton M. Lapides, Sr. and his family. The companies included in this consolidation were MML, Inc., Transcolor Corp., Valley Rivet Company, Alleco, Inc. and Allegheny Pepsi Cola Bottling Company. VR Holdings, Inc. itself has never had any operations or employees but acted as a holding company only. Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” the “company” or “VR Holdings” are to the business of VR Holdings.

Until recently, VR Holdings was composed of two primary interests. On the one hand, the business of its wholly-owned subsidiary, Litigation Dynamics, Inc., a Texas corporation (“Litigation Dynamics”) and on the other hand, our interest in a litigation effort contained in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, more fully discussed in “Business – Legal Proceedings.”

As an extension of the litigation effort in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, the intended business going forward was expected to consist of a strategy to build a diversified portfolio of investments in various legal claims and to provide our stockholders with an attractive level of capital growth through investing directly and indirectly in litigation and arbitration cases, claims and disputes. The source of capital of the operations for the VR Holdings business plan was largely predicated upon the receipt of proceeds which we may receive in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation described in this Report. However, as a result of the lengthy process of administering justice through the legal system, we have decided to move away from the proposed strategy of investing in various litigation and arbitration cases, claims and disputes. Instead, we are going to recast our business to focus on a diversified portfolio of operating businesses in the areas of environmental technologies and the procurement of technical and industrial products to provide our stockholders with attractive opportunities for capital growth through the merger and acquisition of specific operating entities. See “The Plan of Acquisition.”

Table of Contents	1

 Moreover, as of the date of this Report, we have decided to discontinue our efforts with respect to Litigation Dynamics, as discussed below, although we will continue with our litigation efforts in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP.

Separation of Litigation Dynamics, Inc.

On November 21, 2011, VR Holdings and its wholly-owned subsidiary, VRH Merger Sub, a Texas corporation (the “Subsidiary”), and Litigation Dynamics, Inc., a Texas corporation (“Litigation Dynamics”) executed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby Litigation Dynamics was merged into the Subsidiary (the “Merger”). As a result of the Merger, the Litigation Dynamics Shareholder received shares of the common stock of the registrant, par value $0.000001 per share (the “VR Holdings Common Stock”) in exchange for all of his shares of the common stock of Litigation Dynamics, par value $0.01 per share (the “Litigation Dynamics Common Stock”). The Merger was closed on January 20, 2012 (the “Effective Date”).

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

The Merger was adopted pursuant to the provisions of Article 5.01, et seq., of the Texas Business Corporation Act (the “TBCA”), and Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended, with the following provisions:

·	Litigation Dynamics was merged with and into the Subsidiary, to exist and be governed by the laws of the State of Texas.
·	The Subsidiary was to be the surviving corporation (the “Surviving Corporation”) and was to continue to be a wholly-owned subsidiary of VR Holdings. The Surviving Corporation changed its name to Litigation Dynamics, Inc.
·	On the Effective Date, the separate existence of Litigation Dynamics ceased and the Surviving Corporation succeed, without other transfer, to all the rights and properties of Litigation Dynamics and was to be subject to all the debts and liabilities of such corporation in the same manner as if the Surviving Corporation had itself incurred them. All rights of creditors and all liens upon the property of each constituent entity were preserved unimpaired, limited in lien to the property affected by such liens immediately prior to the Merger.
·	The Surviving Corporation was responsible for the payment of all fees and franchise taxes of the constituent entities payable to the State of Texas, if any.
·	The Surviving Corporation was to carry on business with the assets of Litigation Dynamics, as well as the assets of the Subsidiary.
·	The Surviving Corporation was responsible for the payment of the fair value of shares, if any, required under Article 5.01, et seq., of the TBCA. There was no requirement to pay the fair value of shares, inasmuch as the Merger was approved by sole Litigation Dynamics Shareholder and the VRH Merger Sub, Inc. Shareholders.
·	The Litigation Dynamics Shareholder surrendered all of his shares of the Litigation Dynamics Common Stock in the manner set forth in the Plan of Merger.
·	In exchange for the shares of the Litigation Dynamics Common Stock surrendered by the Litigation Dynamics Shareholder, VR Holdings issued and transferred to him 17,500,000 shares of the VR Holdings Common Stock, on the basis set forth in the Plan of Merger.

Effective Date. The effective date of the Merger (the “Effective Date”) was the date of the filing of Articles of Merger for the Subsidiary and Litigation Dynamics in the State of Texas, on January 20, 2012.

Manner of Exchange. On the Effective Date, the Litigation Dynamics Shareholder surrendered his stock certificates representing all of the issued and outstanding shares of the Litigation Dynamics Common Stock to the Subsidiary in exchange for certificates representing the shares of the VR Holdings Common Stock to which he was entitled. Following the receipt of the shares of the Litigation Dynamics Common Stock by the Subsidiary, the shares of the Litigation Dynamics Common Stock were cancelled. There was one share of the Subsidiary Common Stock remaining issued and outstanding.

Table of Contents	2

Basis of Exchange. The Litigation Dynamics Shareholder, before the Effective Date, owned 100,000 shares of the Litigation Dynamics Common Stock, which shares constituted all of the issued and outstanding shares of the capital stock of Litigation Dynamics. As a result of the Merger and subsequent Separation Agreement (see Note 7-Discontinued Operations), the Litigation Dynamics Shareholder received, in exchange for all of his Litigation Dynamics Common Stock, 10,250,000 shares of the VR Holdings Common Stock including 3,000,000 shares issued for conversion of $300,000 of debt of Litigation Dynamics, Inc. and 1,500,000 shares issued to CapNet Securities under a separate agreement sign by VR Holdings, Inc. for investment services. See Note 7 – Discontinued Operations for additional detail.

Restricted Shares. All shares of the VR Holdings Common Stock to be received by the Litigation Dynamics Shareholder were restricted in their resale as provided in the Securities Act of 1933, as amended (the “Securities Act”), and will contain a legend as required by the Securities Act.

Directors and Officers of the Surviving Corporation. Following the Effective Date of the Merger, the then Board of Directors of Litigation Dynamics, Zane Russell and J. Michael Moore, continued to serve as the Board of Directors of the Surviving Corporation, along with John E. Baker, until the next annual meeting or until such time as their successors have been elected and qualified.

All persons who, on the Effective Date, were executive or administrative officers of Litigation Dynamics, Zane Russell and J. Michael Moore, continued to be the officers of the Surviving Corporation until the Board of Directors of the Surviving Corporation shall otherwise determine. The Board of Directors of the Surviving Corporation may elect or appoint such additional officers as it may deem necessary or appropriate.

Employment Agreements and Benefit Plans. On the Effective Date, Zane Russell, as President and Chief Executive Officer, and J. Michael Moore, as Chief Operating Officer, executed employment agreements with the Surviving Corporation as described in Attachment C and Attachment D attached to the Plan of Merger.

Directors and Officers of VR Holdings. On the Effective Date, Zane Russell and J. Michael Moore were elected to the Board of Directors of VR Holdings to serve with the then current three members of the Board of Directors of VR Holdings. As a result the Board of Directors of VR Holdings was enlarged to five members.

Additional Consideration for the Merger. As additional consideration for the Merger:

·	On the Effective Date, Litigation Dynamics executed a Master Services Agreement with VR Holdings in the form attached to the Plan of Merger as Attachment E.
·	The Litigation Dynamics Shareholder was entitled to two shares of the VR Holdings Common Stock, up to a maximum of 20,000,000 shares, for every dollar of revenue, up to a maximum of $10,000,000, which Litigation Dynamics’ operations generate within the two years from and after the Effective Date.
·	Litigation Dynamics, through CapNet Securities Corporation (“CapNet”) pursuant to a Letter Agreement between CapNet and VR Holdings dated October 24, 2011, as described in Attachment F attached to the Plan of Merger, was to attempt to raise the necessary financing for the legal and accounting advisory and fees for the completion of the Merger and the subsequent reporting requirements for VR Holdings as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the funding of VR Holdings’ litigation expenses and ongoing expenses, as needed. It was agreed that CapNet would attempt to raise the necessary funds through to the sale of the VR Holdings Common Stock to new investors by means of a private placement pursuant to Regulation D promulgated under the Securities Act. Additional payments to support the on-going litigation and operations for VR Holdings and Litigation Dynamics were to be provided as negotiated and needed with the respective vendors of VR Holdings. As part of its compensation for services rendered pursuant to the Letter Agreement described in Attachment E attached to the Plan of Merger, CapNet was to receive 3,000,000 shares of the VR Holdings Common Stock.
·	In addition, Litigation Dynamics was to cause CapNet to attempt to assist VR Holdings in the management of the Depository Trust Company eligibility process for the shares of the VR Holdings Common Stock currently being quoted for sale on the Over-the-Counter Bulletin Board, as well as to provide subsequent support for the sale of such shares.

A copy of the Plan of Merger was attached as an exhibit to our Report on Form 8-K filed on November 23, 2011.

Table of Contents	3

Due to difficulties in completing the Merger, VR Holdings, Litigation Dynamics, and CapNet Securities Corporations decided on September 24, 2012, to execute a Separation Agreement whereby Litigation Dynamics, Inc. would be distributed to the stockholders of VR Holdings, Inc. This distribution would become effective as soon as VR Holdings, Inc. filed an S-1 Registration Statement with the SEC, and the filing was declared effective by the SEC. This Registration Statement was to be prepared by Litigation Dynamics, Inc. When the Registration Statement is declared effective by the SEC, Litigation Dynamics would become a separate public company with the responsibility of meeting all current SEC reporting requirements.

As an additional condition of the Separation Agreement, the number of shares to be issued to the stockholder of Litigation Dynamics, Inc. in conjunction with the original merger between VR Holdings, Inc. and Litigation Dynamics, Inc. was reduced to 10,250,000 shares of VR Holdings Common Stock. The Plan of Merger called for 17,500,000 shares of VR Holdings Common Stock to be issued at the Effective Date plus a possible additional issue of 20,000,000 shares of VR Holdings Common Stock based upon additional revenue being generated by Litigation Dynamics, Inc. over a two year period starting January 20, 2012. Also included in the 10,250,000 shares of VR Holdings Common Stock to be issued were 3,000,000 shares to be used to convert $300,000 of debt of Litigation Dynamics, Inc. and 1,500,000 shares to be issued to CapNet Securities Corporation covered by the investment services agreement between CapNet Securities Corporations and VR Holdings, Inc. signed in November of 2011.

The final condition of this Separation Agreement was the transfer of a $50,000 VR Holdings, Inc. note payable to Litigation Dynamics, Inc. The note holder agreed to the transfer with Litigation Dynamics, Inc. being responsible for future interest and principal payments.

As of the date of this Report, Litigation Dynamics has not prepared and filed with the SEC the S-1 Registration Statement for the spin off. As a result, Litigation Dynamics, Inc continues to be a discontinued operating subsidiary of VR Holdings, Inc. We do not have any idea when, if ever, Litigation Dynamics will complete the preparation of the above-described S-1 Registration Statement.

A copy of the Separation Agreement was attached as an exhibit to our Report on Form 8-K filed on September 24, 2012.

Company Contact Information

Our principal executive offices are located at 1615 Chester Road, Chester, Maryland 21619, telephone number (443) 519-0129, telecopier (443) 519-0129, and email cfausa100@aol.com. Our website is located at www.vrholdings.net. The information contained in our website shall not constitute part of this Report.

The Plan of Acquisition

On January 5, 2014, a Letter of Intent was executed whereby VR Holdings is interested in acquiring all of the outstanding ownership interests (the “Acquisition”) of Enelco Environmental Technologies Co., Ltd. and EETC USA, LLC (collectively referred to as “EETC”) from China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) on terms that would be mutually agreeable. EETC is engaged in the business of industrial air pollution control. Through a process of acquiring tested air pollution technology, developing the technology for each client need, localizing procurement and manufacturing and commercializing the products. The three main business segments of EETC are composed of:

·	Manufacturing industrial air pollution control equipment and accessories for the China power market;
·	Exporting air pollution control equipment and accessories to multinationals;
·	The procurement, manufacturing and assembly of technical products for small and medium sized enterprises.

It is expected that the Acquisition will close sometime in the first quarter of 2014.

We previously reported the execution of the Letter of Intent by the filing of a Form 8-K with the Securities and Exchange Commission on January 8, 2014. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction.

Table of Contents	4

VR Holdings and CMPP wish to commence negotiating a definitive written agreement providing for the Acquisition (the “Definitive Agreement”). To facilitate the negotiation of the Definitive Agreement, the parties request that VR Holdings’ counsel prepare an initial draft. The execution of the Definitive Agreement would be subject to the satisfactory completion of the ongoing investigation by VR Holdings and CMPP of their respective businesses, approval by their respective boards of directors, and the approval of the Acquisition by the stockholders of VR Holdings and owners of CMPP.

Based upon the information currently known to VR Holdings, it is proposed that the Definitive Agreement include the following terms:

1.	Basic Transaction. VR Holdings proposes to acquire all of the outstanding ownership interests of EETC by means of the Acquisition between CMPP and a wholly-owned subsidiary of VR Holdings whereby CMPP would receive in exchange for 48,000,000 shares of the common stock of VR Holdings (the “VR Holdings Common Stock”) so that following the closing of the Acquisition (the “Closing”) VR Holdings would own all of the issued and outstanding ownership interests of EETC. It is understood that the VR Holdings Common Stock to be received by CMPP in the Acquisition would, upon their issuance, be restricted pursuant to the Securities Act of 1933, as amended.
2.	Other Terms. VR Holdings and CMPP would make comprehensive representations and warranties to each other and would provide comprehensive covenants, indemnities and other protections for the benefit of the parties and their respective stockholders and owners. The consummation of the Acquisition by the parties would be subject to the satisfaction of various financial and organizational conditions including:
(a)	An evaluation by each of the parties that the value of each of VR Holdings and CMPP on the date of the Closing (the “Closing Date”) is such that the Acquisition is in the best interests of the stockholders of VR Holdings and the owners of CMPP on the Closing Date.
(b)	The receipt by VR Holdings of certain funding required for operational needs within specific time frames.
(c)	Following the Closing, the Board of Directors of VR Holdings shall consist of Michael H. Zhu and Matthew A. Lapides, until the next annual meeting or until such time as their successors have been elected and qualified. Promptly after the Closing, VR Holdings shall cause the necessary resolutions to be adopted to implement the requirements of this subparagraph.
(d)	Following the Closing, the officers of VR Holdings shall be Michael H. Zhu, Chairman of the Board, Vice President, and Secretary, and Matthew A. Lapides, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, until the next annual meeting or until such time as their successors have been elected and qualified. Promptly after the Closing, VR Holdings shall cause the necessary resolutions to be adopted to implement the requirements of this subparagraph.
(e)	It is understood by the parties that VR Holdings does not currently have a class of preferred stock. Promptly after the Closing, VR Holdings shall take steps to amend its Certificate of Incorporation in the State of Delaware to increase its authorized shares of VR Holdings Common Stock and to create a class of preferred stock sufficient to provide for the future needs of VR Holdings.
(f)	Notwithstanding anything contained in the Definitive Agreement to the contrary, in the event that the funding requirements are not satisfactorily met, VR Holdings shall have a right to rescind the Definitive Agreement, in which event any shares of the VR Holdings Common Stock, the VR Holdings Class A Preferred Stock, or the VR Holdings Class B Preferred Stock delivered to CMPP shall be cancelled and immediately returned to VR Holdings and the entire ownership interests in EETC shall be immediately returned by VR Holdings to CMPP.
(g)	In the event of the Rescission, Michael H. Zhu shall be deemed to have resigned as a director and officer of VR Holdings.
(h)	Such other matters as may be stated in the Definitive Agreement.

Once the Definitive Agreement is executed, we will file a Form 8-K reporting all of the relevant terms of the agreement.

Table of Contents	5

Key Personnel of VR Holdings

Our future financial success depends not only on the successful mergers or acquisitions of certain target companies, but also to a large degree upon the personal efforts of our key personnel. As the intended merger as described in “The Plan of Acquisition” continues to advance, Matthew A. Lapides, our Chief Executive Officer, President, and our Chief Financial Officer, and his intended designees will play the major role in securing the services of those persons deemed capable to develop and execute upon our business strategy. Upon the intended acquisition of EETC by VR Holdings, other key staff will be retained as officers and directors. While we intend to employ additional executive, development, and technical personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. We currently do not have an employment contact with Mr. Lapides, but intend to have one in place at the time the proposed merger is completed.

VR Holdings Needs To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel, such as investment banking professionals, multi-jurisdictional audit professionals, and legal personnel to assess risks and best assist VR Holdings in the execution of our business model, inasmuch as Matthew A. Lapides, our chief executive officer, president, and chief financial officer, does not possess the requisite level of expertise to perform such functions. It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

Adequacy of Working Capital for VR Holdings

It is possible that there will be capital to fund our business plan through a successful resolution of the litigation in which we are currently involved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities,” and “Business – Legal Proceedings.” However, if our litigation efforts are unsuccessful or do not generate sufficient cash to fund our anticipated operations, we will continue to execute the intended business strategy. We still fully intend to proceed with our proposed business plan and will apply great efforts to raise what we feel is sufficient working capital for our intended business plan by various means. If we are not able to raise additional capital, we would not be able to continue operations and our business may fail. In the future, we may raise additional capital though equity or debt offerings.

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

Employees

As of the date of this Report, the officers of the company are composed of Matthew A. Lapides, serving as president, chief executive officer, and chief financial officer. We anticipate hiring several additional employees in the next six months upon the successful merger proposed in “The Plan of Acquisition.” We do not feel that we would have any difficulty in locating needed staff.

From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Table of Contents	6

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of VR Holdings are located at 1615 Chester Road, Chester, Maryland 21619. We lease this facility, effective as of March 1, 2010, on a month to month basis, at a rental rate of $1,000 per month.

Item 3. Legal Proceedings.

We, through our subsidiaries, are involved in one lawsuit, styled The Cancer Foundation, Inc. v. Cerberus Capital Management, LP. All claims held by Mr. and Mrs. Morton M. Lapides, Sr. discussed below have been assigned to VR Holdings. If we are unsuccessful in the litigation or do not receive funds as a result of these activities, our business plan of acquiring certain companies through merger activities is intended to continue. In the future, we may raise additional capital though equity or debt offerings to provide a sufficient capital structure for ongoing operations of the acquired entities and to continue meeting the growth objective

The Basis of our Litigation: The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

The core of this claim is a breach of contract case pending in the Circuit Court of Cook County, Illinois under Cause No. 09 L 004607. MML, Inc. (“MML”) a wholly-owned subsidiary of VR Holdings, Transcolor Corp., a company owned by MML (“Transcolor”), and Morton M. Lapides, Sr. (“Lapides”) (together, the “plaintiffs”) allege that Madeleine LLC, a subsidiary of Cerberus Capital Management, LP (“Madeleine”) and Gordon Brothers Capital Corp. (“Gordon Brothers”) (together, the “defendants”) breached a Comprehensive Settlement and Shareholders Agreement, dated April 11, 1997 (the “Shareholders Agreement”) discussed below. The plaintiffs allegedly have suffered substantial damages as a result of the alleged breach of the Shareholders Agreement. The current procedural status is described in “Procedural History.”

Procedural History. There has been a lengthy procedural history attached to the litigation matter. Most recently, an Illinois Court of Appeals’ rulings constituted a complete reversal of the earlier dismissal of the complaint. On August 5, 2011, the Illinois Court of Appeals wrote to the Clerk of the Cook County Circuit Court stating that the mandate of the Appellate Court has been filed with the Cook County Circuit Court. In doing so, the case was returned to the trial court for further proceedings. Since the Illinois Court of Appeals reversed the judge’s dismissal, the case could have moved forward into the discovery phase where a number of issues will need to be explored. Either party may move for summary judgment at the conclusion of discovery. If there are any important remaining factual issues after summary judgment rulings, the case may then proceed to trial.

Table of Contents	7

Roughly 10 months after the favorable ruling by the Court of Appeal, our counsel moved forward to reinstate the case to trial court. However, the trial court denied our motion to reinstate, finding that the claim was not reinstated within a reasonable time after the issuance of the mandate. An appeal was made to the Circuit Court of Cook County on this matter for reconsideration. On May 22, 2013, the Circuit Court judge affirmed that the trial court did not abuse its discretion when it denied our motion to reinstate reaffirming that the reinstatement did not occur within a reasonable time. This ruling was delivered only to local counsel in Illinois. VR Holdings awaited response from the court, and there was no communication. After substantial time passed, the appellate counsel who prepared the brief contacted local Illinois counsel about the progress of the response. On October 15, 2013, VR Holdings was notified that the Circuit Court judge had affirmed the decision on May 22, 2013. With substantial time passing, and a procedural requirement to file an appeal within 35 days of notification, the late notification prevented a typical procedural appeal to a higher court.

At this time, VR Holdings is using independent legal counsel to evaluate how to proceed based on this series of events. It is not possible to predict the ultimate resolution of the case.

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	8

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of the date of this Report, the shares of our common stock are quoted for sale on the OTCQB under the symbol “VRHD”. We currently have 448,039,037 shares of our common stock issued and outstanding, which are held of record and beneficially owned by approximately 144 stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Even though the shares of our common stock are quoted for sale on the OTCQB, there is essentially no trading activity. The following table sets forth the high and low bid prices for our common stock on the OTCQB as reported by various Bulletin Board market makers, since our shares became eligible for quotation on May 11, 2011. However, trading only began in August 2011. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Quarter Ended:
December 31, 2011	$0.15	$0.02
March 31, 2012	$0.51	$0.01
June 30, 2012	$0.51	$0.19
September 30, 2012	$NA	$NA

Quarter Ended:
December 31, 2012	$NA	$NA
March 31, 2013	$0.51	$0.51
June 30, 2013	$0.51	$0.51
September 30, 2013	$0.55	$0.55

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

Recent Sales of Unregistered Securities

Since June 30, 2013, no additional shares of our common stock have been issued.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by VR Holdings or any affiliated purchasers during any month within the fiscal year covered by this Report.

Item 6. Selected Financial Data.

Not applicable.

Table of Contents	9

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

Since the business previously operated by VR Holdings before the filing of our registration statement with the SEC on May 17, 2010, and the business of Litigation Dynamics, Inc. no longer have any relevance, the discussion which immediately follows relates to our proposed business of investing in litigation and arbitration cases, claims and disputes. Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “VR Holdings,” all refer to VR Holdings as of the date of this Report.

Regardless of the outcome of our litigation effort in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, more fully discussed below and in “Business –Legal Proceedings,” our business going forward is expected to consist of a strategy to acquire certain operating companies to provide our stockholders with an attractive level of capital growth through the operating activities of the intended merger. See “The Plan of Acquisition.” At the time of this Report, we are currently in a due diligence phase as described in the Letter of Intent. In the future, we may raise additional capital though equity or debt offerings.

The Cancer Foundation, Inc. v. Cerberus Capital Management, LP

MML, Inc. a wholly owned subsidiary of VR holdings, is a plaintiff in an Illinois State court suit, The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, also discussed in “Business – Legal Proceedings,” and if successful, although not legally liable, plans to distribute on a percentage basis the proceeds from this suit to all claimants including its parent, VR Holdings. The claimants accepting this exchange will have their claims transferred to VR Holdings. See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference. The suit was filed in state court on April 17, 2009 by The Cancer Foundation, Inc. and others plaintiffs against Cerberus Capital Management, L.P. and other defendants after a suit based on similar facts was dismissed in the United States District Court for the Northern District of Illinois and the dismissal affirmed by the United States Court of Appeals for the Seventh Circuit. If the state court action is not successful, there will be no recovery of damages and no proceeds will be available for distribution to the claimants. However, it will not impact VR Holdings intended business growth strategy. At the time of this Report, we are currently in a due diligence phase of an acquisition. In the future, we may raise additional capital though equity or debt offerings.

Results of Operations

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012.

Revenues. We had revenue of $0 for the year ended September 30, 2013 compared to revenue of $0 for the year ended September 30, 2012.

General and Administrative Expenses. Our general and administrative expenses decreased from $4,166,988 in 2012 to $540,381 in 2013. This decrease was primarily the result of the reduction of warrants being issued and the lack of investment banking services in 2013.

Table of Contents	10

Net Loss. Our net loss decreased to $580,813 for 2013 from $6,719,777 for 2012. This is a reduction of the stock compensation to $548,149 in 2013, a figure much less than the 2012 stock compensation. Further, there was no additional impairment of goodwill as a result of the LDI acquisition, and no loss in any debt to equity conversion.

It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.

VR Holdings agreed to dismiss The Cancer Foundation from The Cancer Foundation, Inc. v. Cerberus Capital Management, LP litigation because the foundation lacked standing, but VR Holdings still originally issued 27.3 million shares of its common stock to The Cancer Foundation based upon an amount previously pledged to The Cancer Foundation, plus accrued interest. Subsequent to the issue of these shares, the Cancer Foundation has made numerous stock donations to various charities. As of September 30, 2013, the Cancer Foundation still owns 24,962,643 shares of our common stock.

Liquidity and Capital Resources

Our primary expenses have been greatly reduced as ongoing litigation expenses were eliminated as the result of attorneys representing the firm on a contingency basis. The primary expenses were legal and accounting fees. As of September 30, 2013, the Company had $7,864 of cash, $7,580 of which is included in assets held for sale, and $0 cash equivalents.

As of September 30, 2013, we had outstanding liabilities of $642,504, which is payable within 12 months. We are attempting to obtain funds from the successful conclusion of our lawsuit through the judicial system. See “Business – Legal Proceedings.” There are no interest, penalties or fines accruing on the past due amounts.

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

Critical Accounting Policies

Basis of Presentation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Development Stage. The Company re-entered the development stage on July 25, 2006. From inception to July 24, 2006, the Company had an accumulated deficit of $15,492,955.

Table of Contents	11

Principles of Consolidation. The financial statements include the accounts of VR Holdings, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

Estimates and Assumptions. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include valuation of stock-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2013, the Company had $7,864 of cash, $7,580 of which is included in assets held for sale, and $0 cash equivalents. At September 30, 2012, the Company had $8,880 cash, $3,300 of which was included in assets held for sale, and $0 cash equivalents.

Goodwill. The Company follows the policy of recognizing Goodwill when acquiring a company or line of business to the extent that the assets acquired net of liabilities assumed is less than the value of the purchase price. The Goodwill generated is then evaluated as to its continuing value and any deterioration is amortized through charges to the Statement of Operations.

Discontinued Operations. The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its Balance Sheet from the assets liabilities of continuing subsidiaries or lines of businesses when it is decided to close or dispose of a subsidiary or line of business. The Company also, follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

Goodwill Impairment. The Company follows the policy of annually reviewing the carrying value of its Goodwill assets as to any impairment of the current value. In those cases where there has been an impairment of the carrying value of Goodwill, the carrying value of Goodwill is adjusted to reflect this impairment through a charge to the current year Statement of Operations.

Interests in Litigation. The interests in litigation are being accounted for as gain contingencies. Therefore, no amounts have been recorded for these interests in the consolidated financial statements. Any gains will be recorded when realized.

Income Taxes. An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Stock-Based Compensation. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Reclassifications. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Earnings (Loss) Per Common Share. Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

Table of Contents	12

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at September 30, 2013. As of September 30, 2013 and 2012, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants. At September 30, 2013 and 2012, the market for the common shares of VR Holdings, Inc. was so limited that it was determined that it was impossible for sufficient number of options to be exercised to cause any dilutive effect upon the earnings per share calculation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended September 30, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of September 30, 2013 and 2012, there are no potentially dilutive securities that are anti-dilutive.

Fair Value of Financial Instruments. Effective January 1, 2008, the Company adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

	As of September 30, 2013
	2013	2012
Level 1	$0	$0
Level 2	$0	$0
Level 3	$0	$0

Table of Contents	13

Financing Activities

We do not plan to fund our proposed operations from litigation efforts. If we are unsuccessful in our litigation, we still intend to move forward with the acquisition of EETC. At the time of this Report, we are engaged in a Letter of Intent to acquire a target company. In the future, we may raise additional capital though equity or debt offerings. At present, we do not have any commitments with respect to future financings. If we are unable to raise the capital we need to finance our business, our proposed business may fail. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction.

At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months. We estimate that we will need at least $100,000 to fund our operations over the next 12 months. These funds will be spent primarily on legal, audit and accounting services.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Table of Contents	14

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our results of operations or financial position.

Table of Contents	15

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On January 5, 2014, a Letter of Intent was executed whereby VR Holdings is interested in acquiring all of the outstanding ownership interests (the “Acquisition”) of Enelco Environmental Technologies Co., Ltd. and EETC USA, LLC (collectively referred to as “EETC”) from China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) on terms that would be mutually agreeable. EETC is engaged in the business of industrial air pollution control. We previously reported the execution of the Letter of Intent by the filing of a Form 8-K with the Securities and Exchange Commission on January 8, 2014. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction.

VR Holdings and CMPP wish to commence negotiating a definitive written agreement providing for the Acquisition (the “Definitive Agreement”). To facilitate the negotiation of the Definitive Agreement, the parties request that VR Holdings’ counsel prepare an initial draft. The execution of the Definitive Agreement would be subject to the satisfactory completion of the ongoing investigation by VR Holdings and CMPP of their respective businesses, approval by their respective boards of directors, and the approval of the Acquisition by the stockholders of VR Holdings and owners of CMPP.

If the acquisition were to be completed, VR Holdings may be in a stronger position to not only continue to growth the operations of EETC, but also to continue to efforts in the litigation asset held by VR Holdings. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition or outcome of the pending litigation.

The following organization changes have also occurred subsequent to the fiscal year end. On January 6, 2014, Harry J. Conn, due to personal reasons and the press of other matters, resigned as a director of the registrant. There were no disagreements between Mr. Conn and the registrant. Other than as a result of his board membership and serving on the audit committee of the registrant, Mr. Conn did not serve on any committee of our board of directors. The registrant has furnished to Mr. Conn a copy of the Form 8-K before its filing. Mr. Conn has been afforded an opportunity to state whether or not he agrees or disagrees with the statements contained herein. Mr. Conn has stated that he agrees with the statements contained in the Form 8-K.

On January 9, 2014, John E. Baker, due to personal reasons and the press of other matters, resigned as chairman, chief financial officer, principal accounting officer, and assistant secretary of the registrant. There were no disagreements between Mr. Baker and the registrant. Other than as a result of his board membership and serving on the audit committee of the registrant, Mr. Baker did not serve on any committee of our board of directors. The registrant has furnished to Mr. Baker a copy of the Form 8-K before its filing. Mr. Baker has been afforded an opportunity to state whether or not he agrees or disagrees with the statements contained herein. Mr. Baker has stated that he agrees with the statements contained in the Form 8-K.

Likewise, on January 9, 2014, our board of directors elected Matthew A. Lapides to be chairman, chief financial officer, principal accounting officer, and assistant secretary of the registrant. The registrant and Mr. Lapides have not entered into any material plan, contract or arrangement (whether or not written) to which Mr. Lapides is a party or in which he participates. Moreover, there has been no material amendment in connection with any triggering event or any grant or award to Mr. Lapides or modification thereto, under any such plan, contract or arrangement in connection with any such event.

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. Officers are elected annually by the directors. There are no family relationships among our directors and officers. However, the family of Mr. Lapides is the owner of Deohge Corp., a Maryland corporation, the controlling stockholder of the registrant, whose executive officer and director is Pamela Lapides. There are no arrangements or understandings between Mr. Lapides and any other person pursuant to which he was or is to be selected as an officer or director of the registrant.

Table of Contents	16

There has not been, in the past or since the beginning of the registrant's last fiscal year, or any currently proposed transaction, between Mr. Lapides and the registrant and the amount involved exceeded $120,000, and in which Mr. Lapides had or will have a direct or indirect material interest. As of the date of the Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, the registrant and Mr. Lapides have not executed any compensation arrangement as a result of Mr. Lapides' service as an officer and director of the registrant.

Our board of directors has adopted charters for various committees; none of the committees has been organized. However, our complete board does serve as an audit committee. As a result of Mr. Lapides being a member of the board of directors of the registrant, he will serve on the audit committee of the registrant.

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

Table of Contents	17

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

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Table of Contents	18

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

·	Lack of segregation of duties due to limited management and employees
·	Timely reconciliation of account balances
·	Certain consolidatory entries incorrectly performed during closing process.

Changes in Internal Control over Financial Reporting. There have been no changes in the registrant’s internal control over financial reporting through the date of this Report or during the period ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

Table of Contents	19

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of VR Holdings as of the date of this Report:

Name	Age	Position	Director Since
Matthew A. Lapides	44	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary	2014
Lamar Neville	81	Secretary, Treasurer, and Director	2007

John E. Baker our former Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary resigned on January 9, 2014, and Harry J. Conn, a former director, resigned on January 6, 2014. A Form 8-K was filed with the SEC with respect to each of these events.

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. Our current board of directors consists of two directors, one of whom, Mr. Lapides, has expertise in the proposed business of VR Holdings. Upon receipt of sufficient funds to pay for consultants as described elsewhere in this Report either from success in VR Holdings’ litigation efforts or through receipt of funds from debt or sales of common stock, we intend to seek directors and officers who would be able to properly execute our proposed business plan.

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

Matthew A. Lapides, age 44, was elected an officer and director of the registrant on January 6, 2014. Mr. Lapides has been an entrepreneur for nearly 25 years, with the most recent 15 years in the financial services industry. He has been involved in establishing and/or operating a range of businesses and has gained a unique expertise in resolving complex issues, reversing business trends, building a corporate culture and maximizing business and shareholder profitability. Most recently, Mr. Lapides was a founding member of an SEC Registered Investment Adviser (RIA) and engaged in providing a wide range of platform services to independent investment advisors that are typically composed of; arranging of client custody and clearing solutions, operational services, business technology and the state and federal compliance/regulatory infrastructure required for successful financial advisors to effectively launch and maintain a compliant practice. Mr. Lapides also personally provides continuous and ongoing financial advice to a select group of families as well as small to mid size businesses.

Table of Contents	20

Prior to his work in the Investment Advisory business, Mr. Lapides served on the Executive Team of a Private Bank and was the Managing Director of the institution’s multiple location Wealth Management Division. The private bank was acquired by a publicly-traded company, Boston Private Financial Holdings (Ticker: BPFH). During his tenure, Mr. Lapides was responsible for strategic direction and complete oversight of the division and corporate communications with the parent.

From September 1998 to January 2009, Mr. Lapides was employed by Merrill Lynch Pierce Fenner & Smith where he served in both production and leadership roles over 11+ years. Mr. Lapides provided investment advice to families, small and mid size businesses and foundations and was also involved in middle market transactions. He was ultimately selected by the firm’s leadership team to become the Director of one of the firm’s largest offices. Mr. Lapides was responsible for all aspects of the operation with little supervision.

From April 1994 to September 1998, Mr. Lapides was employed by Joyride, Inc., a company he founded to engaged in manufacturing bicycles and sporting goods produced in Taiwan and distributed throughout hubs in the United States, Japan, Australia and Europe. The business was also engaged in establishing joint ventures between U.S. and Chinese businesses in a variety of industries. The business was successfully sold in 1998.

From May 1991 to March 1994, Mr. Lapides was employed by Transcolor Corporation, in Garden Grove, California, a former subsidiary of VR Holdings.

Mr. Lapides currently maintains his FINRA Series 7, 66, 9, 10, 23, Life Health and VA licenses and CFP® designation. Mr. Lapides earned a Bachelors of Science in Business and Economics in May 1991 from Lehigh University and became a College of Financial Planning certificant in July 2005.

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

Table of Contents	21

Rule 4200(a)(15) of the NASD’s listing standards defines an “independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

·	A director who is, or at any time during the past three years was, employed by the company;
·	A director who accepted or who has a Family Member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation. Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).
·	A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;
·	A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs.
·	A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or
·	A director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

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

Table of Contents	22

VR Holdings Nomination Committee

Our size and the size of our board, at this time, do not require a separate nominating committee. When evaluating director nominees, our directors consider the following factors:

·	The appropriate size of our board of directors;
·	Our needs with respect to the particular talents and experience of our directors;
·	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;
·	Experience in political affairs;
·	Experience with accounting rules and practices; and
·	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

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

Table of Contents	23

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures which require that:

·	The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;
·	The transaction be approved by a majority of our disinterested outside directors; and
·	The transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

VR Holdings Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer. The code provides as follows:

·	Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.
·	Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.
·	Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.
·	Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.
·	Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors. Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

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

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

At present VR Holdings has one executive officer. The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

·	A base salary;
·	A performance bonus; and
·	Periodic grants and/or options of our common stock.

Table of Contents	24

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

VR Holdings Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended September 30, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John E. Baker (1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lamar Neville (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)	Mr. Baker was our chairman of the board, president, chief financial officer, principal accounting officer, and assistant secretary.
(2)	Mr. Neville is our secretary, treasurer, and director.

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors. Before we can expect to provide for officer salaries, we will have to obtain a monetary victory in our lawsuit. See “Business – Legal Proceedings.” In November 2010, we issued 25,000,000 shares of common stock to John E. Baker, and 100,000 shares of common stock to Lamar Neville for services to VR Holdings. These shares were valued at $0.0006545 per share.

Table of Contents	25

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, September 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John E. Baker (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lamar Neville (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)	Mr. Baker was our chief financial officer, principal accounting officer, and assistant secretary.
(2)	Mr. Neville is our secretary, treasurer, and director.

VR Holdings Employment Agreements

As of the date of this Report, VR Holdings does not have any employment agreement with Matthew A. Lapides, our sole employee.

VR Holdings Director Compensation

Our directors do not receive compensation for their services as directors.

Table of Contents	26

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this Report by:

·	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
·	Each director of VR Holdings;
·	Each named executive officer of VR Holdings; and
·	All directors and officers of VR Holdings as a group.

	Shares of Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent
John E. Baker (3)	35,000,000	7.82
Matthew A. Lapides (4)	-0-	-0-
Lamar Neville	100,000	0.02
Harry J. Conn (3)	100,000	0.02
All directors and officers as a group (three persons)	35,200,000	7.86
Deohge Corp. (5)	314,681,091	70.28
The Cancer Foundation, Inc. (6)	24,962,643	5.58
John Foster Woods	25,000,000	5.58

________

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o VR Holdings, Inc., at 1615 Chester Road, Chester, Maryland 21619. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Report, there were issued and outstanding 448,039,037 shares of our common stock.
(3)	John E. Baker our former Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary resigned on January 9, 2014, and Harry J. Conn, a former director, resigned on January 6, 2014. A Form 8-K was filed with the SEC with respect to each of these events.
(4)	Matthew A. Lapides, the family of Pamela Lapides, a controlling stockholder of Deohge Corp., was elected as Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary of VR Holdings, Inc. on January 6, 2014. At the present time, Mr. Lapides does not own any shares of the common stock of VR Holdings, Inc. However, as a result of the closing of the proposed acquisition of EETC, Mr. Lapides is expected to receive of our common stock. See “Business – The Plan of Acquisition.”

Table of Contents	27

(5)	Deohge Corp. is a Maryland corporation, located at 2077 Maidstone Farm Road, Annapolis, Maryland 21409. The executive officers and directors are Morton M. Lapides, Sr., chairman and president, and Pamela Lapides, secretary and treasurer. The controlling stockholders are Mr. and Mrs. Lapides. Deohge’s principal business is a holding company. During the last five years, Deohge has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws. The consideration for the purchase of our shares was in connection with the reorganization of VR Holdings, and in settlement of all claims against VR Holdings by Deohge. Deohge does not have any plans which relate to or would result in: (a) the acquisition by any person of additional securities of VR Holdings, or the disposition of securities of VR Holdings; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving VR Holdings or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of VR Holdings or any of its subsidiaries; (d) any change in the present board of directors or management of VR Holdings, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of VR Holdings; (f) any other material change in VR Holdings’ business or corporate structure; (g) Changes in VR Holdings’ charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of VR Holdings by any person; (h) causing a class of securities of VR Holdings to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of VR Holdings becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act; or (j) any action similar to any of those enumerated above.
(6)	The Cancer Foundation, Inc. is a 501(c)(3) non-profit Maryland corporation, located at No. 2 Pomona East 305, Baltimore, Maryland 21208. The Cancer Foundation is a charitable foundation. The trustees and executive officers of The Cancer Foundation are Barry L. Dahne, John E. Baker, and Lamar Neville. Mr. Neville is one of our directors. Mr. Baker was one of our executive officers and directors. Mr. Dahne is president of The Cancer Foundation. The Cancer Foundation’s principal business is charity. During the last five years, The Cancer Foundation has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or was a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws. The Cancer Foundation does not have any plans which relate to or would result in: (a) the acquisition by any person of additional securities of VR Holdings, or the disposition of securities of VR Holdings; (b) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving VR Holdings or any of its subsidiaries; (c) a sale or transfer of a material amount of assets of VR Holdings or any of its subsidiaries; (d) any change in the present board of directors or management of VR Holdings, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (e) any material change in the present capitalization or dividend policy of VR Holdings; (f) any other material change in VR Holdings’ business or corporate structure; (g) Changes in VR Holdings’ charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of VR Holdings by any person; (h) causing a class of securities of VR Holdings to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association; (i) a class of equity securities of VR Holdings becoming eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act; or (j) any action similar to any of those enumerated above. It should be clearly understood that The Cancer Foundation has no claim against VR Holdings and is no longer a party to the Illinois litigation.

Other than as stated above:

·	There is an executed Letter of Intent between VR Holdings and CMPP which may at a subsequent date result in a change in control of VR Holdings; and
·	The completion of the proposed Acquisition may change the election of directors or other matters.

Table of Contents	28

Item 13. Certain Relationships and Related Transactions and Director Independence.

Deohge Corp. owned and controlled by Mr. Morton M. Lapides, Sr. (deceased) and Pamela W. Lapides, owns 314,681,091 shares of our common stock, which represent approximately 70.0 percent of our issued and outstanding common stock as of the date of this Report. The result of the ownership of our common stock by Deohge Corp. is that it has voting control on all matters submitted to our stockholders for approval and are able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Deohge Corp. acquired the shares of our common stock as a result of the assignment of the interests of Mr. and Mrs. Lapides to Deohge Corp. on July 25, 2006 in the litigation described in “Business – Legal Proceedings.” On July 25, 2006 Deohge Corp. received 314,681,091 shares of our common stock in connection with our reorganization. See “Principal Stockholders.”

The Cancer Foundation, Inc., a charitable foundation originally formed by members of the family of Mr. Lapides, whose trustees are Barry L. Dahne, John E. Baker, and Lamar Neville, acquired 27,820,643 shares our common stock on July 25, 2006 as a contribution to the foundation. As of September 30, 2013, Messrs. Baker and Neville were two of our directors and executive officers. See “Principal Stockholders.”

As discussed elsewhere in this Report, Barry L. Dahne, one of the trustees of The Cancer Foundation which is one of our major stockholders, has received 7,000,000 shares of our common stock for his legal services. Previously, we had issued to Mr. Dahne 10,000,000 shares of our common stock for services rendered. We have issued an additional 7,000,000 of such shares by means of a registration statement filed with the SEC and which went effective on May 11, 2011. Mr. Dahne is listed as a selling stockholder in the prospectus which was apart of the registration statement.

Matthew A. Lapides, our current president and chief financial officer, is the family of Pamela W. Lapides, who is the controlling stockholder of Deohge Corp.

In addition, we have also issued to John E. Baker, our former Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary, 35,000,000 shares of our common stock for services rendered.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by M&K CPAS for professional services rendered for the audit of our annual financial statements for fiscal years ended September 30, 2013 and 2012, were $11,000 and $14,500, respectively.

Audit Related Fees

The aggregate audit-related fees billed by M&K CPAS for professional services rendered for the audit of our annual financial statements for fiscal years ended September 30, 2013 and 2012, were $0 and $0, respectively.

Tax Fees

There were no fees billed by M&K CPAS for professional services rendered for tax services for fiscal years ended September 30, 2013 and 2012.

All Other Fees

There were no other fees billed by M&K CPAS for professional services rendered during the fiscal years ended September 30, 2013 and 2012, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Table of Contents	29

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.
(b)	All financial statement schedules required to be filed by Item 8 of this Report and the exhibits contained in this Report are included in Item 8 of this report.
(c)	The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
1.0**	Letter Agreement between CapNet Securities Corporation and VR Holdings, Inc., dated October 24, 2011, filed as Exhibit 1.0 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
2.0**	Plan and Agreement of Triangular Merger between VR Holdings, Inc., VRH Merger Sub, Inc. and Litigation Dynamics, Inc. dated November 21, 2011, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on November 23, 2011, Commission File Number 333-166884.
3.1**	Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on November 2, 1998, filed as Exhibit 3.1 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.2**	Certificate of Amendment of Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on June 2, 2008, filed as Exhibit 3.2 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.3**	Original Bylaws of VR Holdings, Inc., filed as Exhibit 3.3 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.4**	Amended and Restated Certificate of Incorporation of VR Holdings, Inc., adopted May 14, 2010, filed as Exhibit 3.4 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.5**	Amended and Restated Bylaws of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.5 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.6**	Articles of Incorporation of VRH Merger Sub, Inc. filed with the Secretary of State of Texas on November 14, 2011, and subsequently amended on January 20, 2012, by Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012. To reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.6 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.7**	Bylaws of VRH Merger Sub, Inc. adopted on November 21, 2011, and subsequently amended on January 20, 2012 to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.7 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.8**	Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc., filed with the Secretary of State of Texas on January 20, 2012, filed as Exhibit 3.8 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.1**	Charter of the Audit Committee of VR Holdings, Inc., filed as Exhibit 10.1 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.2**	Code of Business Conduct of VR Holdings, Inc., filed as Exhibit 10.2 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.

Table of Contents	30

10.3**	Code of Ethics for Senior Executive Officers and Senior Financial Officers of VR Holdings, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.4**	Charter of the Compensation Committee of VR Holdings, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.5**	Corporate Governance Principles of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.6**	Charter of the Executive Committee of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.7**	Charter of the Finance Committee of VR Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.8**	Charter of the Governance and Nominating Committee of VR Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.9**	Executive Summary Memorandum, filed as Exhibit 10.9 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.10**	Assignment of Claims, filed as Exhibit 10.10 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.
10.11**	Form of Settlement with the claimants, filed as Exhibit 10.11 to the registrant’s registration statement on April 29, 2011, Commission File Number 333-166884.
10.12**

Warrant dated August 30, 2010, for 1,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.12 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.

10.13*	Amended Warrant dated August 18, 2012, for 7,000,000 shares issued to Norman T. Reynolds, Esq.
10.14*	Amended Warrant dated August 13, 2013, for 8,000,000 shares issued to Norman T. Reynolds, Esq.
10.15**	Employment Agreement between Litigation Dynamics, Inc. and Zane Russell dated January 20, 2012, filed as Exhibit 10.14 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.16**	Employment Agreement between Litigation Dynamics, Inc. and J. Michael Moore dated January 20, 2012, filed as Exhibit 10.15 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.17**	Master Services Agreement between Litigation Dynamics, Inc. and VR Holdings, Inc. dated January 20, 2012, filed as Exhibit 10.16 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.18**	Subscription Agreement executed by Litigation Dynamics, Inc. shareholders on January 20, 2012, in connection with the merger of VRH Merger Sub, Inc. and Litigation Dynamics, Inc., filed as Exhibit 10.17 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.19**	Promissory note executed by Pine Springs Capital, LLC dated March 31, 2011, in the amount of $11,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.18 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.20**	Promissory note executed by New Course Group dated June 10, 2011, in the amount of $3,930.55 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.19 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.21**	Promissory note executed by New Course Group dated June 3, 2011, in the amount of $5,711.38 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.20 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.22**	Promissory note executed by Pine Springs Capital, LLC dated May 20, 2011, in the amount of $4,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.21 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.23**	Promissory note executed by New Course Group dated June 29, 2011, in the amount of $3,220.51 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.22 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.24**	Promissory note executed by ProduClear, Inc. dated April 13, 2011, in the amount of $2,500.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.23 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

Table of Contents	31

10.25**	Promissory note executed by Texas Golfer Magazine dated April 1, 2011, in the amount of $3,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.24 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.26**	Promissory note executed by Trekmore dated April 8, 2011, in the amount of $5,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.25 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.27**	Promissory note executed by Litigation Dynamics, Inc. dated May 5, 2011, in the amount of $50,000.00 payable to the order of Robert Embry, filed as Exhibit 10.26 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.28**	Promissory note executed by Litigation Dynamics, Inc. dated April 25, 2011, in the amount of $50,000.00 payable to the order of Michael Jud, filed as Exhibit 10.27 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.29**	Promissory note executed by Litigation Dynamics, Inc. dated April 19, 2011, in the amount of $5,000.00 payable to the order of Michael Jud, filed as Exhibit 10.28 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.30**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of Robert Embry, filed as Exhibit 10.29 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.31**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of 2005 Braden Interest, Ltd., filed as Exhibit 10.30 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.32**	Promissory note executed by Litigation Dynamics, Inc. dated March 21, 2011, in the amount of $45,000.00 payable to the order of Charles Jud, filed as Exhibit 10.31 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.33**	Separation Agreement by and between VR Holdings, Inc., Litigation Dynamics, Inc., J. Michael Moore, Zane Russell, CapNet Securities Corporation, John E. Baker, Deohge Corp., Pamela Lapides, The Cancer Foundation, Inc., John Foster Woods, and Barry L. Dahne, dated September 24, 2012, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.34**	Assumption Agreement for Litigation Dynamics, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.35**	Assumption Agreement for VR Holdings, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.3 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.36**	Form of VR Holdings, Inc. Distribution Agreement, filed as Exhibit 10.4 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.37**	Assumption and Novation Agreement is made by and between VR Holdings, Inc., Litigation Dynamics, Inc., and Structured Financial Service, LLC, dated September 24, 2012, filed as Exhibit 10.5 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.38**	Non-Exclusive Software Reseller Agreement by and between Innovative Litigation Services. LLC and Litigation Dynamics, Inc., filed as Exhibit 10.6 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.39**	VR Holdings, Inc. promissory note payable to the order of Structured Financial Service, LLC in the amount of $50,000, dated May 23, 2012, filed as Exhibit 10.7 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.40**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Stephen H. Marcus, Esq., filed as Exhibit 10.13 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.41**	Consulting Agreement by and between VR Holdings, Inc. and Schneider Mitigation Group, dated August 15, 2013, but effective as of August 1, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on August 16, 2013, Commission File Number 333-166884.

Table of Contents	32

10.42**	Letter of Intent was executed by VR Holdings, Inc., a Delaware corporation (“VR Holdings”) and China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) dated January 5, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.
10.43**	Letter of resignation as a director by Harry J, Conn, dated January 6, 2014, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.
10.44**	Letter of resignation as a director and officer by John E. Baker, dated January 9, 2014, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 12, 2014, Commission File Number 333-166884.

31.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1**	Audited Financial Statements of Litigation Dynamics, Inc., a Texas corporation, and Pro forma financial information, filed as Exhibit 99.1 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

____________

* Filed herewith.

** Previously filed.

Table of Contents	33

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.
Date:	February 5, 2014
		By:	/s/ Matthew A. Lapides
Matthew A. Lapides
Chief Executive Officer

		By:	/s/ Matthew A. Lapides
Matthew A. Lapides
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew A. Lapides	Chairman, President Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Assistant Secretary	February 5, 2014
MATTHEW A. LAPIDES
/s/ Lamar Neville	Secretary, Treasurer, and Director	February 5, 2014
LAMAR NEVILLE

Table of Contents	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

VR Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VR Holdings, Inc. (A Development Stage Company) as of September 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended and for the period from October 1, 2010 to September 30, 2011. The consolidated financial statements for the period from July 25, 2006 (date of re-entrance into development stage) to September 30, 2010 were audited by other auditors whose report expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the VR Holdings, Inc. as of September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended and for the period from October 1, 2010 to September 30, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that VR Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets and has incurred net losses which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 5, 2014

Table of Contents	F-1

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	September 30,
	2013	2012

ASSETS

Current Assets:
Cash	$284	$5,580
Assets held for sale	16,047	47,300

Total assets	$16,331	$52,880

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$514,022	$478,832
Accounts payable, related party	38,390	2,643
Liabilities, related to assets held for sale	62,737	53,514
Liabilities, related party related to assets held for sale	27,355	27,355
Total current liabilities	642,504	562,344

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 448,039,037 shares issued and outstanding	449	449
Additional paid-in capital	15,578,003	15,113,899
Accumulated deficit	(15,492,955)	(15,492,955)
Deficit accumulated during development stage	(711,670)	(130,857)
Total shareholders’ deficit	(626,173)	(509,464)

Total liabilities and shareholders’ deficit	$16,331	$52,880

See notes to consolidated financial statements.

Table of Contents	F-2

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period from Re-entry to development stage (July 25, 2006) to
	For the Year Ended September 30,		September 30,
	2013	2012	2013

Revenue	$—	$—	$—

Expenses:
General and administrative	540,381	4,166,988	5,423,726
Impairment of goodwill	—	1,266,892	1,266,892

Loss from operations	(540,381)	(5,433,880)	(6,690,618)

Other income (expense):
Gain on forgiveness of debt	—	—	7,414,017
Interest expense	—	1,782	(110,522)

Net income (loss) from continuing operations	$(540,381)	$(5,435,662)	$612,877

Net income (loss) from Discontinued Operations (Note 6)	$(40,432)	$(1,284,115)	$(1,324,547)

Net Income (loss)	$(580,813)	$(6,719,777)	$(711,670)

Net Loss per common share, basic and diluted – Continuing operations	$(0.00)	$(0.01)

Net Loss per common share, basic and diluted (Note 6) – Discontinued operations	$(0.00)	$(0.00)

Net Loss per common share, basic and diluted – Total	$(0.00)	$(0.02)

Weighted average number of common shares – basic and diluted	448,039,037	441,231,273

See notes to consolidated financial statements.

Table of Contents	F-3

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Deficit

For Period From Re-Entry Into The Development Stage

(July 26, 2006) To September 30, 2013

	Common Stock		Additional Paid-In	Accumulated Deficit before Re-Entry to Development	Accumulated Deficit after Re-Entry to Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance at July 25, 2006	—	$—	$—	$(15,492,955)	$—	$(15,492,955)

Common shares issued for services	363,501,734	364	237,549	—	—	237,913

Common shares issued for debt	4,606,609	4	8,187,674	—	—	8,187,678

Net loss	—	—	—	—	(255,902)	(255,902)

Balance at September 30, 2006	368,108,343	368	8,440,223	(15,492,955)	—	(7,323,266)

Net income	—	—	—	—	7,323,266	7,323,266

Balance at September 30, 2007	368,108,343	368	8,425,223	(15,492,955)	7,067,364	—

Contributed capital – expenses paid by shareholder	—	—	15,000	—	—	15,000

Net loss	—	—	—	—	(15,000)	(15,000)

Balance at September 30, 2008	368,108,343	368	8,440,223	(15,492,955)	7,052,364	—

Common shares issued for services	26,000,000	26	16,992	—	—	17,018

Contributed capital – expenses paid by shareholder	—	—	19,567	—	—	19,567

Net loss	—	—	—	—	(38,063)	(38,063)

Balance at September 30, 2009	394,108,343	394	8,476,782	(15,492,955)	7,014,301	(1,478)

Common shares issued for services	400,000	—	261	—	—	261

Contributed capital – expenses paid by shareholder	—	—	116,961	—	—	116,961

Warrants issued for services	—	—	1,308	—	—	1,308

Net loss	—	—	—	—	(322,046)	(322,046)

Balance at September 30, 2010	394,508,343	394	8,595,312	(15,492,955)	6,692,255	(204,994)

Table of Contents	F-4

Common shares issued for services	46,200,000	47	30,191	—	—	30,238

Common shares issued for cash	50,000	—	5,000	—	—	5,000

Contributed capital – expenses paid by shareholder	—	—	15,216	—	—	15,216

Net loss	—	—	—	—	(103,335)	(103,335)

Balance at September 30, 2011	440,758,343	$441	$8,645,719	$(15,492,955)	$6,588,920	$(257,875)

Common shares issued for cash	530,694	1	48,262	—	—	48,263

Common shares issued for acquisition	5,750,000	7	862,495	—	—	862,500

Common shares issued for conversion of debt	3,000,000	3	1,529,997	—	—	1,530,000
Common shares issued for service agreement	1,500,000	2	764,998	—	—	765,000
Common shares returned	(3,500,000)	(3)	3	—	—	—

Contributed capital – expenses paid by shareholder	—	—	1,837	—	—	1,837

Warrants issues for services	—	—	3,260,588	—	—	3,260,588

Net loss	—	—	—	—	(6,719,777)	(6,719,777)

Balance at September 30, 2012	448,039,037	$449	$15,113,899	$(15,492,955)	$(130,857)	$(509,464)
Forgiveness of related party accounts payable	—	—	5,955	—	—	5,955
Warrants issued for services	—	—	458,149	—	—	458,149
Net loss	—	—	—	—	(580,813)	(580,813)

Balance at September 30, 2013	448,039,037	$449	$15,578,803	$(15,492,955)	$(711,670)	$(626,173)

See notes to consolidated financial statements

Table of Contents	F-5

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period From Re-Entry to Development Stage (July 25, 2006) to
	For the Year Ended September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(580,813)	$(6,719,777)	$(711,670)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	165	—	165
Share-based compensation	458,149	3,260,588	4,005,475
Expenses paid by shareholder	—	1,826	168,570
Shares for service	—	765,000	765,000
Impairment of goodwill	—	1,266,892	1,266,892
Loss on exchange of debt for stock	—	1,153,815	1,153,815
Gain on forgiveness of debt	—	—	(7,414,017)
Changes in operating assets and liabilities:
Due from related party	36,200	(39,620)	(3,420)
Accounts payable	50,368	261,935	570,178
Accounts payable – related party	35,747	(40,314)	(4,567)
Accrued interest payable	—	—	108,740
Net cash used for operating activities	(184)	(89,655)	(94,839)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	—	270	270
Purchase of fixed assets	(832)	—	(832)
Proceeds from sale of stocks	—	—	5,000
Cash provided by financing activities	(832)	270	4,438
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	48,265	48,265
Net proceeds from notes payable	—	50,000	50,000
Net cash provided by financing activities	—	98,265	98,265
NET CHANGE IN CASH	(1,016)	8,880	7,864
CASH AT BEGINNING OF YEAR	8,880	—	—
CASH AT END OF YEAR	$7,864	$8,880	$7,864
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
Interest	$—	$—	$—
Income taxes	—	—	—
Non-cash financing activities:
Debt converted to common stock	$—	$300,000	$8,187,678
Forgiveness of related party accounts payable	$5,955	—	$5,955

See notes to consolidated financial statements.

Table of Contents	F-6

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

VR Holdings is currently composed of two primary interests. On the one hand, the business of its wholly-owned subsidiary, Litigation Dynamics, Inc., a Texas corporation (“Litigation Dynamics”) as further described in Note 6 and Note 7 herein, and on the other hand, our interest in a litigation effort contained in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP. For status of litigation see NOTE (9) – LITIGATION.

During the year ended September 30, 2012, the Company merged with Litigation Dynamics, Inc. and subsequently decided to spin-off Litigation Dynamics, Inc. For additional details concerning this merger and subsequent spin-off see NOTE (7) – DISCONTINUED OPERATIONS.

Subsequent to September 30, 2013, VR Holdings entered into a Letter of Intent for the acquisition of Enelco Environmental Technologies Co., Ltd and EETC USA, LLC from China MPP Ventures, LLC. We previously reported the execution of the Letter of Intent by the filing of a Form 8-K with the Securities and Exchange Commission on January 8, 2013. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction. See NOTE 10, SUBSEQUEST EVENTS.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2013, the Company had $7,864 of cash, $7,580 of which is included in assets held for sale, and $0 cash equivalents. At September 30, 2012, the Company had $8,880 cash, $3,300 of which was included in assets held for sale, and $0 cash equivalents.

Table of Contents	F-7

Goodwill

The Company follows the policy of recognizing Goodwill when acquiring a company or line of business to the extent that the assets acquired net of liabilities assumed is less than the value of the purchase price. The Goodwill generated is then evaluated as to its continuing value and any deterioration is amortized through charges to the Statement of Operations.

Discontinued Operations.

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its Balance Sheet from the assets liabilities of continuing subsidiaries or lines of businesses when it is decided to close or dispose of a subsidiary or line of business. The Company also, follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

Goodwill Impairment

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

Table of Contents	F-8

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at September 30, 2013. As of September 30, 2013 and 2012, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants. At September 30, 2013 and 2012, the market for the common shares of VR Holdings, Inc. was so limited that it was determined that it was impossible for sufficient number of options to be exercised to cause any dilutive effect upon the earnings per share calculation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the years ended September 30, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of September 30, 2013 and 2012, there are no potentially dilutive securities that are anti-dilutive.

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

	As of September 30, 2013
	2013	2012
Level 1	$0	$0
Level 2	$0	$0
Level 3	$0	$0

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments

Table of Contents	F-9

in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Table of Contents	F-10

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

NOTE 2 – GOING CONCERN

At September 30, 2013, we had $16,331 of assets, $642,504 of liabilities and a working capital deficit of $626,173. Through September 30, 2013, we have been primarily engaged in advancement of pending litigation as further described in NOTE 9, LAWSUIT. In the course of our activities, we have sustained losses and expect such losses to continue through at least fiscal year 2014 if there were no change of strategy. The current plan of VR Holdings is to acquire a portfolio of other operating companies, and expand those operations. A Letter of Intent was signed on January 5, 2014, whereby VR Holdings is interested in acquiring all of the outstanding ownership interests (the “Acquisition”) of Enelco Environmental Technologies Co., Ltd. and EETC USA, LLC (collectively referred to as “EETC”) from China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) on terms that would be mutually agreeable. We previously reported the execution of the Letter of Intent by the filing of a Form 8-K with the Securities and Exchange Commission on January 8, 2013. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction.

Through future financing, including debt structures or the sale of stock in the Company, we will be required to obtain additional capital in the future to continue operations.

Although we were incorporated in 1998, we have no recent operating history, and have no recent revenue to date. We cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated. In addition, we cannot predict the consistency of our operating results. We are currently involved in a lawsuit more fully described in Note 9. If we are successful in the litigation, we plan on utilizing any proceeds to be received to fund our operations. If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations. In such event, we will have to raise capital either through equity or debt offerings to fund our plan of acquisition. In November and December 2011, the Company sold 480,694 shares of common stock for $43,263 net of commissions, and in April 2012, the Company sold 50,000 shares of common stock for $5,000. The Company utilized the proceeds from the sales of this stock to pay current operating expenses.

There is no assurance that we will be able to obtain additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Further, if we do not obtain additional funding prior to or during fiscal year 2014, we may enter into bankruptcy and possibly cease operations thereafter.

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

Table of Contents	F-11

NOTE 3 – INCOME TAXES

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

Year ended September 30,
	2013	2012
Current	$—	$—
Deferred	—	—
Total	$—	$—

The effective income tax expense (benefit) differed from the computed “expected” federal income tax expense (benefit) on earnings before income taxes for the following reasons:

	Year Ended September 30,
	2013	2012
Computed federal income tax provision (benefit)	$(203,285)	$(2,351,922)
Shares for Services	—	765,000
Stock-based compensation	458,149	3,260,588
Impairment expense	—	1,266,892
Loss on Debt Conversion	—	1,153,815
Increase in valuation allowance	(254,864)	(4,094,373)
	$—	$—

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	Year Ended September 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$9,269,244	$9,146,580
Valuation allowance	(9,269,244)	(9,146,580)

Total deferred tax asset	$—	$—

At September 30, 2013, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $9.2 million. The NOL carryforwards expire from 2014 through 2033. The value of these carryforwards depends on our ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit our ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if we fail to generate taxable income prior to the expiration dates, we may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. We have had cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2013 and 2012. The valuation allowance increased by approximately $(254,864) and $(4,094,373) during 2013 and 2012, respectively, due primarily to net losses incurred during those periods.

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

Table of Contents	F-12

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

In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,.000 of common shares of VR Holdings, Inc. plus possible additional shares of VR Holdings, Inc., of up to 20,000,000 shares, based upon future revenue volume over the next five years. On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. whereby it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and the total number of shares issued would be reduced to 10,250,000 divided between Litigation Dynamics, Inc. shareholder (5,750,000 shares), conversion of debt (3,000,000 shares) and CapNet Security Corporation (1,500,000 shares). The shares paid to CapNet Security Corporation related to a separate agreement signed by VR Holdings, Inc. concerning investment banking services to be provided by CapNet Security Corporation. For additional information on the conversion of debt, see NOTE (8) CONVERSION OF DEBT.

In April 2012, the Company sold 50,000 shares of common stock for $5,000.

On September 30, 2012, the Company issued warrants to purchase 7,000,000 shares of common stock at an exercise price of $0.10 for a period of five years. The warrants were issued for services rendered by an attorney. The fair value of the warrants at the date of grant was $3,260,588. The warrant was valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 0.62%, (2) expected term of 5 years, (3) expected volatility of 107.8% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2012. The Warrants were immediately vested and expensed through a charge to the Statement of Operations.

On August 13, 2013, the above warrant agreement to purchase 7,000,000 shares of common stock was amended and increased by an additional 1,000,000 to purchase a total of 8,000,000 shares of common stock at an exercise price of $0.10 for the remainder period of the original warrant. The warrants were issued for services rendered by an attorney. The fair value of the warrants at the date of grant was $458,149. The warrant was valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 1.49%, (2) expected term of 4.13years, (3) expected volatility of 106.43% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2013. The additional 1,000,000 warrants were immediately vested and expensed through a charge to the Statement of Operations for 2013.

Table of Contents	F-13

In September 2012, the Company cancelled 3,500,000 shares of common stock that had been originally issued to an attorney for services as the attorney was not able to perform these services.

Litigations Dynamics, Inc. used 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger to pay off $300,000 of debt plus $76,182 of accrued interest. Using the Black Sholes evaluation model, it was determined that the value of the 3,000,000 shares of common stock had a value of $1,539,997. After deducting the value of the notes and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

In addition, there was the forgiveness of a related party account payable in the amount of $5,955. This amount was forgiven by Michael Moore.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of the Company, has paid for certain expenses on behalf of the Company. During the years ended September 30, 2013 and 2012, The Cancer Foundation, Inc. paid $0 and $1,826, respectively. These payments have been recorded as contributed capital.

In addition, there was the forgiveness of a related party account payable in the amount of $5,955. This amount was forgiven by Michael Moore.

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

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert (Doty Scott Enterprises, Inc.) was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

Actual results of operations of Litigation Dynamics, Inc. are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase priced to assets and liabilities based upon the fair market determination was as follows:

Cash	$270
Account receivable, net of allowance of $26,000	4,380
Accounts payable	(41,374)
Notes payable – related party	(87,668)
Note payable – long term debt	(300,000)

Net tangible Assets/liabilities	$(424,392)

Trade-names	4,000
Cash paid by Litigation Dynamics to VR Holdings	20,000
Goodwill	1,262,892

Total Net Assets Acquired	$862,500

Total consideration paid - Common stock (paid to Litigation Dynamics, Inc.)	$862,500
Table of Contents	F-14

Note 7 – DISCONTINUED OPERATION

In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,000 of common shares of VR Holdings, Inc. plus additional shares of VR Holdings, Inc., up to 20,000,000 shares, based upon the revenue volume of Litigation Dynamics, Inc. over the next five years. On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. whereby it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and that the total number of shares issued to the shareholder of Litigation Dynamics, Inc. would be reduced to 10,250,000 net of 3,000,000 shares which would be used in exchange for $300,000 of notes payable by Litigation Dynamics, Inc., and 1,500,000 shares due CapNet Security Corporation under a separate agreement signed by VR Holdings, Inc. As part of the reevaluation of the acquisition, of Litigation Dynamics, $63,660 of Notes Receivable were written off to bad expense for the year ended September 30, 2012.

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

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

	Year Ended September 30,
	2013	2012
Revenue	$—	$—

Expenses:
General and administrative	$35,432	$1,207,933
Loss from operations	$35,432	$1,207,933

Other Income (expenses):
Interest Expense	$5,000	$76,182

Net income (loss)	$(40,432)	$(1,284,115)

Assets:
Cash	$7,580	$3,300
Due from related party	$8,467	$44,000
Total assets held for sale	$16,047	$47,300

Liabilities:
Accounts payable	$12,737	$3,513
Amounts due related parties	$27,355	$27,354
Notes payable – in default	$50,000	$50,000
Total liabilities related to assets held for sale	$90,092	$80,867

Table of Contents	F-15

NOTE 8 – DEBT

As noted in NOTE 7 – DISCONTINUED OPERATION, Litigations Dynamics, Inc. used 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger to pay to convert $300,000 of debt plus $76,182 of accrued interest. Using the Black Scholes evaluation model, it was determined that the value of the 3,000,000 shares of common stock had a value of $1,539,997. After deducting the value of the notes and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

On May 23, 2012, VR Holdings, Inc. signed a $50,000 note with an investment group to generate additional funding. The note has an annual interest rate of 10% payable quarterly with the first payment date on August 23, 2012 with interest being accrued monthly. As a condition of the Separation Agreement between VR Holdings, Inc. and Litigation Dynamics, this note was transferred to Litigation Dynamics, Inc. and the responsibility for making interest and principals payments was transferred to Litigation Dynamics, Inc. with no recourse to VR Holdings, Inc. The note holder has agreed to these conditions, and thus VR Holdings, Inc. has no responsibility going forward to make any interest or principal payment associated with this note. The note is currently in default and the note holder has agreed to these conditions.

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

The Basis of our Litigation

The core of this claim is a breach of contract case pending in the Circuit Court of Cook County, Illinois under Cause No. 09 L 004607. MML, Inc. (“MML”) a wholly-owned subsidiary of VR Holdings, Transcolor Corp., a company owned by MML (“Transcolor”), and Morton M. Lapides, Sr. (“Lapides”) (together, the “plaintiffs”) allege that Madeleine LLC, a subsidiary of Cerberus Capital Management, LP (“Madeleine”) and Gordon Brothers Capital Corp. (“Gordon Brothers”) (together, the “defendants”) breached a Comprehensive Settlement and Shareholders Agreement, dated April 11, 1997 (the “Shareholders Agreement”) discussed below. The plaintiffs allegedly have suffered substantial damages as a result of the alleged breach of the Shareholders Agreement. The current procedural status is described in “Procedural History.”

Procedural History. There has been a lengthy procedural history attached to the litigation matter. Most recently, an Illinois Court of Appeals’ rulings constituted a complete reversal of the earlier dismissal of the complaint. On August 5, 2011, the Illinois Court of Appeals wrote to the Clerk of the Cook County Circuit Court stating that the mandate of the Appellate Court has been filed with the Cook County Circuit Court. In doing so, the case was returned to the trial court for further proceedings. Since the Illinois Court of Appeals reversed the judge’s dismissal, the case could have moved forward into the discovery phase where a number of issues will need to be explored. Either party may move for summary judgment at the conclusion of discovery. If there are any important remaining factual issues after summary judgment rulings, the case may then proceed to trial.

Roughly 10 months after the favorable ruling by the Court of Appeal, our counsel moved forward to reinstate the case to trial court. However, the trial court denied our motion to reinstate, finding that the claim was not reinstated within a reasonable time after the issuance of the mandate. An appeal was made to the Circuit Court of Cook County on this matter for reconsideration. On May 22, 2013, the Circuit Court judge affirmed that the trial court did not abuse its discretion when it denied our motion to reinstate reaffirming that the reinstatement did not occur within a reasonable time. This ruling was delivered only to local counsel in Illinois. VR Holdings awaited response from the court, and there was no communication. After substantial time passed, the appellate counsel who prepared the brief contacted local Illinois counsel about the progress of the response. On October 15, 2013, VR Holdings was notified that the Circuit Court judge had affirmed the decision on May 22, 2013. With substantial time passing, and a procedural requirement to file an appeal within 35 days of notification, the late notification prevented a typical procedural appeal to a higher court.

Table of Contents	F-16

At this time, VR Holdings is using independent legal counsel to evaluate how to proceed based on this series of events. It is not possible to predict the ultimate resolution of the case.

Neither VR Holdings, Inc. nor counsel offers any guaranty regarding the outcome of the pending litigation.

NOTE 10 – SUBSEQUENT EVENTS

On January 5, 2014, a Letter of Intent was executed whereby VR Holdings is interested in acquiring all of the outstanding ownership interests (the “Acquisition”) of Enelco Environmental Technologies Co., Ltd. and EETC USA, LLC (collectively referred to as “EETC”) from China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) on terms that would be mutually agreeable. EETC is engaged in the business of industrial air pollution control. We previously reported the execution of the Letter of Intent by the filing of a Form 8-K with the Securities and Exchange Commission on January 8, 2014. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction.

VR Holdings and CMPP wish to commence negotiating a definitive written agreement providing for the Acquisition (the “Definitive Agreement”). To facilitate the negotiation of the Definitive Agreement, the parties request that VR Holdings’ counsel prepare an initial draft. The execution of the Definitive Agreement would be subject to the satisfactory completion of the ongoing investigation by VR Holdings and CMPP of their respective businesses, approval by their respective boards of directors, and the approval of the Acquisition by the stockholders of VR Holdings and owners of CMPP.

If the acquisition were to be completed, VR Holdings may be in a stronger position as a result of the acquisition to not only continue to grow the operations of EETC, but also to continue efforts in the litigation held by VR Holdings. Neither counsel not VR Holdings offers any guarantee regarding the proposed acquisition or outcome of the pending litigation.

The following organization changes have also occurred subsequent to the fiscal year end. On January 6, 2014, Harry J. Conn, due to personal reasons and the press of other matters, resigned as a director of the registrant. There were no disagreements between Mr. Conn and the registrant. Other than as a result of his board membership and serving on the audit committee of the registrant, Mr. Conn did not serve on any committee of our board of directors. The registrant has furnished to Mr. Conn a copy of the Form 8-K before its filing. Mr. Conn has been afforded an opportunity to state whether or not he agrees or disagrees with the statements contained herein. Mr. Conn has stated that he agrees with the statements contained in the Form 8-K.

On January 9, 2014, John E. Baker, due to personal reasons and the press of other matters, resigned as chairman, chief financial officer, principal accounting officer, and assistant secretary of the registrant. There were no disagreements between Mr. Baker and the registrant. Other than as a result of his board membership and serving on the audit committee of the registrant, Mr. Baker did not serve on any committee of our board of directors. The registrant has furnished to Mr. Baker a copy of the Form 8-K before its filing. Mr. Baker has been afforded an opportunity to state whether or not he agrees or disagrees with the statements contained herein. Mr. Baker has stated that he agrees with the statements contained in the Form 8-K.

Likewise, on January 9, 2014, our board of directors elected Matthew A. Lapides to be chairman, chief financial officer, principal accounting officer, and assistant secretary of the registrant. The registrant and Mr. Lapides have not entered into any material plan, contract or arrangement (whether or not written) to which Mr. Lapides is a party or in which he participates. Moreover, there has been no material amendment in connection with any triggering event or any grant or award to Mr. Lapides or modification thereto, under any such plan, contract or arrangement in connection with any such event.

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. Officers are elected annually by the directors. There are no family relationships among our directors and officers. However, the family of Mr. Lapides is the owner of Deohge Corp., a Maryland corporation, the controlling stockholder of the registrant, whose executive officer and director is Pamela Lapides. There are no arrangements or understandings between Mr. Lapides and any other person pursuant to which he was or is to be selected as an officer or director of the registrant.

Table of Contents	F-17

There has not been, in the past or since the beginning of the registrant's last fiscal year, or any currently proposed transaction, between Mr. Lapides and the registrant and the amount involved exceeded $120,000, and in which Mr. Lapides had or will have a direct or indirect material interest. As of the date of the Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, the registrant and Mr. Lapides have not executed any compensation arrangement as a result of Mr. Lapides' service as an officer and director of the registrant.

Our board of directors has adopted charters for various committees; none of the committees has been organized. However, our complete board does serve as an audit committee. As a result of Mr. Lapides being a member of the board of directors of the registrant, he will serve on the audit committee of the registrant.

Table of Contents	F-18