Form 10-Q
period 2013-12-31
VR Holdings, Inc.
filed 2014-09-16
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2013

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-166884

_____________________________________

VR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2130901 (I.R.S. Employer Identification Number)

1825 Ponce de Leon Blvd, Suite 56 Coral Gables, FL (Address of principal executive offices)	33134 (Zip Code)
(305) 602-1010 (registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At September 15, 2014, the registrant had outstanding 450,139,037 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2013	2013

ASSETS
Current assets:
Cash	$284	$284
Assets held for sale	14,690	16,047

Total assets	$14,974	$16,331

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$528,583	$514,022
Accounts payable, related party	38,390	38,390
Liabilities, related to assets held for sale	59,552	62,737
Liabilities, related party related to assets held for sale	27,355	27,355
Total current liabilities	653,880	642,504

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 448,039,037 and 448,039,037 shares issued and outstanding, respectively	449	449
Additional paid-in capital	15,578,003	15,578,003
Accumulated deficit	(15,492,955)	(15,492,955)
Deficit during development stage	(724,403)	(711,670)
Total shareholders’ deficit	(638,906)	(626,173)

Total liabilities and shareholders’ deficit	$14,974	$16,331

See notes to consolidated financial statements.

Table of Contents	-3-

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31, 2013		For the Period from July 25, 2006 (Re-entry to development stage) to December 31, 2013
	2013	2012

Revenue	$—	$—	$—

Expenses:
General and administrative	10,126	15,486	5,433,852
Impairment of goodwill	—	—	1,266,892
Loss from Operations	(10,126)	(15,486)	(6,700,744)

Other income (expense)
Gain on forgiveness of debt	—	—	7,414,017
Interest expense	—	—	(110,522)

Net income (loss) from continuing operations	(10,126)	(15,486)	602,751

Net income (loss) from discontinued operations	(2,607)	(15,841)	(1,327,154)

Net income (loss)	$(12,733)	$(31,327)	$(724,403)

Net loss per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)

Net loss per common share, basic and diluted
Discontinued operations	$(0.00)	$(0.00)

Net loss per common share, basic and diluted
Total	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	448,039,037	448,039,037

See notes to consolidated financial statements.

Table of Contents	-4-

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,		For the Period from Re-Entry to Development Stage July 25, 2006 to December 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES;
Net income (loss)	$(12,733)	$(31,327)	$(724,403)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	55	—	220
Share-based compensation	—	—	4,005,475
Expenses paid by shareholder	—	—	168,570
Shares for services	—	—	765,000
Impairment of goodwill	—	—	1,266,892
Loss on exchange of debt for stock	—	—	1,153,815
Gain on settlement of debt	—	—	(7,414,017)
Changes in operating assets and liabilities
Due from related party	(5,989)	14,000	(9,409)
Accounts payable	11,376	36,003	581,554
Accounts payable – related party	—	(24,721)	(4,567)
Accrued interest payable	—	—	108,740
Net cash used by operating activities	(7,291)	(6,045)	(102,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	—	—	270
Purchase of fixed assets	—	(1,665)	(832)
Proceeds from sale of stocks	—	—	5,000
Net, cash provided (used) by investing activities	—	(1,665)	4,438
CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	48,265
Net proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	—	—	98,265
NET CHANGE IN CASH	(7,291)	(7,710)	573
CASH AT BEGINNING OF PERIOD	7,864	8,880	—
CASH AT END OF PERIOD	$573	$1,170	$573
SUPPLEMENT CASH FLOW DISCLOSURE
Cash paid for:
Interest	$—	$—	$—
Income taxes	—	—	—
Non-cash financing activities:
Debt converted to common stock	$—	$—	$8,187,678
Forgiveness of related party accounts payable	$—	$—	$5,955
See notes to consolidated financial statements.
Table of Contents	-5-

 VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with VR Holdings’ most recent audited consolidated financial statements and notes thereto included in VR Holdings’ September 30, 2013 Form 10-K. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013, the Company had $572 of cash, $288 of which is included in assets held for sale, and $0 cash equivalents. At September 30, 2013, the Company had $7,865 of cash, $7,581 of assets held for sale, and $0 cash equivalents.

Goodwill

The Company follows the policy of recognizing Goodwill when acquiring a company or line of business to the extent that the assets acquired net of liabilities assumed is less than the value of the purchase price. The Goodwill generated is then evaluated as to its continuing value and any deterioration is amortized through charges to the Statement of Operations.

Table of Contents	-6-

Discontinued Operations

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

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at December 31, 2013. As of December 31, 2013 and 2012, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants.

Table of Contents	-7-

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the periods ended December 31, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of December 31, 2013 and 2012, all potentially dilutive securities are anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Table of Contents	-8-

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

NOTE 2 – GOING CONCERN

At December 31, 2013, we had $14,974 of assets, $653,880 of liabilities and a working capital deficit of $638,906. Through September 30, 2013, we have been primarily engaged in advancement of pending litigation. In the course of our activities, we have sustained losses and expect such losses to continue through at least fiscal year 2014 if there were no change of strategy. The current plan of VR Holdings is to acquire a portfolio of other operating companies, and expand those operations. A Letter of Intent was signed on January 5, 2014, whereby VR Holdings is interested in acquiring all of the outstanding ownership interests (the “Acquisition”) of Enelco Environmental Technologies Co., Ltd. and EETC USA, LLC (collectively referred to as “EETC”) from China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) on terms that would be mutually agreeable. We previously reported the execution of the Letter of Intent by the filing of a Form 8-K with the Securities and Exchange Commission on January 8, 2014. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction. Subsequently, A Share Exchange Agreement was executed on March 28, 2014, by VR Holdings, CMPP, Zhu, Lapides and Deohge to acquire certain interests of CMPP. However, milestone events were not achieved, and the Agreement was terminated on July 7, 2014.

VR Holdings still maintains its interest in Litigation Dynamics as well as the claims of the litigation. VR Holdings continues to pursue acquisition candidates to meet its business strategy.

Through future financing, including debt structures or the sale of stock in the Company, we will be required to obtain additional capital in the future to continue operations.

Although we were incorporated in 1998, we have no recent revenue to date and we cannot forecast with any degree of certainty whether any of our proposed litigation services will ever generate revenue or the amount of revenue to be generated. In addition, we cannot predict the consistency of our operating results. We are currently involved as plaintiffs in a lawsuit. If we are successful in the litigation, we plan on utilizing any proceeds to be received to fund our operations. If we are not successful in the litigation, or if we receive only a minimal amount, we will not have sufficient money to fund our proposed operations. In such event, we will have to raise capital either through equity or debt offerings to fund our plan of acquisition. There is no assurance that we will be able to obtain additional capital through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Further, if we do not obtain additional funding prior to or during fiscal year 2014, we may enter into bankruptcy and possibly cease operations thereafter.

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

Table of Contents	-9-

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

In January 2012, the Company entered into an agreement with Litigation Dynamics, Inc. to have Litigation Dynamics, Inc. merge into VR Holdings, Inc. for a consideration of 17,500,.000 of common shares of VR Holdings, Inc. plus possible additional shares of VR Holdings, Inc., of up to 20,000,000 shares, based upon future revenue volume over the next five years. On September 24, 2012, a second agreement was signed by VR Holdings, Inc. and Litigation Dynamics, Inc. whereby it was agreed that Litigation Dynamics, Inc. would be spun off as a separate company and the total number of shares issued would be reduced to 10,250,000 divided between Litigation Dynamics, Inc. shareholder (5,750,000 shares), conversion of debt (3,000,000 shares) and CapNet Security Corporation (1,500,000 shares). The shares paid to CapNet Security Corporation related to a separate agreement signed by VR Holdings, Inc. concerning investment banking services to be provided by CapNet Security Corporation. For additional information on the conversion of debt, see NOTE 7 - DEBT.

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

Table of Contents	-10-

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of VR Holdings, has paid for certain expenses on behalf of VR Holdings. During the nine months ended December 31, 2013 and 2012, The Cancer Foundation, Inc. paid $0 and $1,826, respectively. These payments have been recorded as contributed capital to VR Holdings.

In addition, there was the forgiveness of a related party account payable in the amount of $5,955. This amount was forgiven by Michael Moore.

NOTE 5 – LITIGATION

As of the date of this filing, VR Holdings had a pending motion in the Circuit Court of Cook County, Illinois under Cause No. 12-L-8718, to lift the stay of the proceeding styled VR Holdings, INC, MML, Inc. and Morton M. Lapides v. Cerberus Capital Management, LP, Madeline, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg. Damages estimates by VR Holdings from previously reported litigation in the Circuit Court of Cook County, Illinois under Cause No. 09 L 004607 captioned The Cancer Foundation, Inc. v.Cerberus Capital Management, LP, are not currently relevant to VR Holdings. The merits of the claims raised in that lawsuit are being pursued in VR Holdings, Inc., MML, Inc. and Morton M. Lapides v. Cerberus Capital Management, LP, Madeline, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg; damages are undetermined at the time of this filing.

NOTE 6 – DISCONTINUED OPERATION

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

Table of Contents	-11-

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

	Three months ended December 31,
	2013	2012
Revenue	$—	$—

Expenses:
General and administrative	1,357	14,591
Loss from operations	(1,357)	(14,591)

Other Income (expenses):
Interest Expense	(1,250)	(1,250)

Net Income (loss)	$(2,607)	$(15,841)

	December 31, 2013	September 30, 2013
Assets:
Cash	$288	$7,580
Due from related parties	$14,402	$8,467
Total assets held for sale	$14,690	$16,047

Liabilities:
Accounts payable	$9,552	$12,737
Amounts due related parties	$27,355	$27,355
Notes payable – in default	$50,000	$50,000
Total liabilities held for sale	$86,907	$90,092

NOTE 7 – DEBT

As noted in NOTE 6 – DISCONTINUED OPERATION, Litigations Dynamics, Inc. used 3,000,000 shares of the common stock that it received from VR Holdings, Inc. for the merger to pay to convert $300,000 of debt plus $76,182 of accrued interest. Using the Black Scholes evaluation model, it was determined that the value of the 3,000,000 shares of common stock had a value of $1,539,997. After deducting the value of the notes and the accrued interest, Litigation Dynamics, Inc. lost $1,153,815 on the exchange and this loss was recorded as a charge to the Statement of Operations during the year ended September 30, 2012.

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

Table of Contents	-12-

NOTE 8 – SUBSEQUENT EVENTS

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

The following organization changes have also occurred subsequent to the quarter ending December 31, 2013. On January 6, 2014, Harry J. Conn, due to personal reasons and the press of other matters, resigned as a director of the registrant. There were no disagreements between Mr. Conn and the registrant. Other than as a result of his board membership and serving on the audit committee of the registrant, Mr. Conn did not serve on any committee of our board of directors. The registrant has furnished to Mr. Conn a copy of the Form 8-K before its filing. Mr. Conn has been afforded an opportunity to state whether or not he agrees or disagrees with the statements contained herein. Mr. Conn has stated that he agrees with the statements contained in the Form 8-K.

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

Table of Contents	-13-

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

On March 28, 2014, a Share Exchange Agreement was executed whereby VR Holdings will acquire all of the outstanding ownership interests of Enelco Environmental Technologies Co., Ltd. and EETC USA, LLC (collectively referred to as “EETC”) from China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) on terms that would be mutually agreeable. EETC is engaged in the business of industrial air pollution control. We previously reported the execution of the Share Exchange Agreement by the filing of a Form 8-K with the Securities and Exchange Commission on April 8, 2014. Neither counsel nor VR Holdings offers any guarantee regarding the proposed acquisition, completion or outcome of the transaction.

On April 3, 2014, 500,000 shares of common stock were issued to Jana Yokum. The issued shares are fully paid, non-assessable and are being issued for legal services rendered in lieu of cash per agreement. There are no contingencies on the issuance of these shares and Ms. Yokum is not an affiliate of the firm. The shares issued to Ms. Yokum will be restricted and the certificates contain a standard legend.

On April 3, 2014, 1,600,000 shares of common stock were issued to Chris Hagerman. The issued shares are fully paid, non-assessable and are being issued for consulting and marketing services rendered in lieu of cash per agreement. There are no contingencies on the issuance of these shares and Mr. Hagerman is not an affiliate of the firm. The shares issued to Mr. Hagerman will be restricted and the certificates contain a standard legend.

On April 28, 2014, stock purchase warrants were issued to Norman T. Reynolds in consideration for his legal services and advise rendered to VR Holdings during the full time of engagement with the company. Under the conditions of this Stock Purchase Warrant, Mr. Reynolds is entitled purchase up to 12 million shares of VR Holdings common stock at an exercise price $0.10 per share and will subject to all of the terms and conditions contained within the issuance document. These warrants shall expire on April 30, 2019.

On July 7, 2014, the terms of the Share Exchange Agreement by and between VR Holdings, CMPP, Zhu, Lapides and Deohge was terminated for failure to meet certain milestone events designated in the Agreement.

On July 1, 2014, a compensation agreement was established with Matthew Lapides.

On July 28, 2014, the consulting services of ICA were engaged. Pursuant to the Engagement Agreement, VR Holdings is issuing 12,500,000 shares for specified services.

On July 28, 2014, the consulting services of Coral Capital were engaged. Pursuant to the Engagement Agreement, VR Holdings is issuing 12,500,000 shares for specified services.

On July 30, 2014, a Promissory Note was executed with Ipanema Capital, LLC to meet short term capital requirements. Pursuant to the terms of the Agreement, Ipanema has conversion rights on their Promissory Note allowing them to acquire common shares of VR Holdings at a conversion rate of $0.001 per share. Ipanema has also been issued warrants to purchase up to 20,000,000 shares of VR Holdings common stock and will subject to all of the terms and conditions contained within the issuance document. These warrants shall expire on July 31, 2019.

Table of Contents	-14-

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

VR Holdings, Inc.

The business previously operated by VR Holdings before the filing of our registration statement with the SEC on May 17, 2010 has no relevance. While the ongoing operations in interests in Litigation Dynamics, Inc. continues, the discussion which immediately follows relates to our proposed business strategy of acquiring certain operating businesses. Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “VR Holdings,” all refer to VR Holdings as of the date of this Report.

Regardless of the outcome of our litigation effort in The Cancer Foundation, Inc. v. Cerberus Capital Management, LP, more fully discussed below and in “Business –Legal Proceedings,” our business going forward is expected to consist of a strategy to acquire certain operating companies to provide our stockholders with an attractive level of capital growth through the operating activities of the intended merger. See “The Plan of Acquisition.” In the future, we may raise additional capital though equity or debt offerings.

VR Holdings, Inc., MML Inc. and Morton M. Lapides v. Cerberus Capital Management, LP, Madeline, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg.

MML, Inc. a wholly owned subsidiary of VR holdings, is a plaintiff in an Illinois State court suit. If successful, although not legally liable, plans to distribute on a percentage basis the proceeds from this suit to all claimants including its parent, VR Holdings. The claimants accepting this exchange will have their claims transferred to VR Holdings. See the registration statement filed by VR Holdings with the SEC which became effective on May 11, 2011, and which is expressly incorporated in this Report by reference. The suit was filed in state court on April 17, 2009 by The Cancer Foundation, Inc. and others plaintiffs against Cerberus Capital Management, L.P. and other defendants after a suit based on similar facts was dismissed in the United States District Court for the Northern District of Illinois and the dismissal affirmed by the United States Court of Appeals for the Seventh Circuit. If the state court action is not successful, there will be no recovery of damages and no proceeds will be available for distribution to the claimants. However, it will not impact VR Holdings intended business growth strategy.

At the time of this Report, we are currently in a due diligence phase of acquisition targets. In the future, we may raise additional capital though equity or debt offerings.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012.

Revenues. VR Holdings had revenues of $0 for the three months ended December 31, 2013 and 2012

General and Administrative Expenses. Our general and administrative expenses decreased for the quarter from $15,486 in 2012 to $10,136 in 2013 as a result of reduced general business and travel expenses related to business acquisition activities.

Table of Contents	-15-

Net (Loss) from Continued Operations. The net loss from continuing operations for the quarter ending December 31, 2013 was 10,126 as compared to a loss in the same period in 2012 of 15,486 as a result of reduced general and administrative expenses as described above.

Net (Loss) from Discontinued Operations. The net loss from discontinued operations for the quarter ending December 31, 2013 was 2,607 as compared to a loss in the same periods in 2012 of 15,841 as a result of reduction of general and Administrative expenses associated with Litigation Dynamics.

Net (Loss). The net loss for the quarter ending December 31, 2013 was 12,733 as compared to a loss in the same period in 2012 of 31,327 as a result of reduced general and administrative expenses in both continued operations and discontinued operations as described above.

Liquidity and Capital Resources. Our primary expenses have been greatly reduced as ongoing litigation expenses were nearly eliminated as the result of attorneys representing the firm on a contingency basis. The primary expenses were legal and accounting fees. As of December 31, 2013, the Company had $572 of cash, $288 of which is included in assets held for sale, and $0 cash equivalents.

As of December 31, 2013, we had outstanding liabilities of $653,880, which is payable within 12 months. We are attempting to obtain funds from the successful conclusion of our lawsuit through the judicial system. There are no interest, penalties or fines accruing on the past due amounts.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 – Basis of Presentation of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

Development Stage

VR Holdings re-entered the development stage on July 25, 2006. From inception to July 24, 2006, the Company had an accumulated deficit of $15,492,955.

Principles of Consolidation

The financial statements include the accounts of VR Holdings, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

Table of Contents	-16-

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013, the Company had $572 of cash, $288 of which is included in assets held for sale, and $0 cash equivalents.

Goodwill

The Company follows the policy of recognizing Goodwill when acquiring a company or line of business to the extent that the assets acquired net of liabilities assumed is less than the value of the purchase price. The Goodwill generated is then evaluated as to its continuing value and any deterioration is amortized through charges to the Statement of Operations.

Discontinued Operations

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Table of Contents	-17-

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

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at December 31, 2013. As of December 31, 2013 and 2012, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants. At December 31, 2013 and 2012, the market for the common shares of VR Holdings, Inc. was so limited that it was determined that it was impossible for sufficient number of options to be exercised to cause any dilutive effect upon the earnings per share calculation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the periods ended December 31, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of December 31, 2013 and 2012, there are no potentially dilutive securities that are anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
Table of Contents	-18-

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Financing Activities

Regardless of the outcome in our litigation, we will have to raise capital by means of borrowings or the sale of shares of our common stock. In the future, we may raise additional capital though equity or debt offerings. At present, we do not have any commitments with respect to future financings. If we are unable to raise the capital we need to finance our business, our proposed business will likely fail.

At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months. We estimate that we will need at least $250,000 to fund our operations over the next 12 months. These operating funds will be spent to fund our operating expenses.

Table of Contents	-19-

VR Holdings Needs To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel, such as underwriters and legal personnel, to assess risks of investing in lawsuits and to assist VR Holdings in the execution of our business model, inasmuch as Matthew A. Lapides, our chief executive officer, does not possess the requisite level of expertise to perform such functions. Further, Mr. Baker will not devote his entire working efforts to our business, since he is currently employed as chief financial officer and treasurer of Inware Technologies, Inc. It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

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

Adequacy of Working Capital for VR Holdings

It is possible that there will be capital to fund our business plan through a successful resolution of the litigation in which we are currently involved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.” However, if our litigation efforts are unsuccessful or do not generate sufficient cash to fund our anticipated operations, we will continue to execute the intended business strategy. We still fully intend to proceed with our proposed business plan and will apply great efforts to raise what we feel is sufficient working capital for our intended business plan by various means.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013.

Table of Contents	-20-

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at December 31 , 2013 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	-21-

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 2, above.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Identification of Exhibit
1.0**	Letter Agreement between CapNet Securities Corporation and VR Holdings, Inc. dated October 24, 2011, filed as Exhibit 1.0 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
2.0**	Plan and Agreement of Triangular Merger between VR Holdings, Inc., VRH Merger Sub, Inc. and Litigation Dynamics, Inc. dated November 21, 2011, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on November 23, 2011, Commission File Number 333-166884.
3.1**	Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on November 2, 1998, filed as Exhibit 3.1 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.2**	Certificate of Amendment of Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on June 2, 2008, filed as Exhibit 3.2 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.3**	Original Bylaws of VR Holdings, Inc., filed as Exhibit 3.3 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.4**	Amended and Restated Certificate of Incorporation of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.4 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.5**	Amended and Restated Bylaws of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.5 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.6**	Articles of Incorporation of VRH Merger Sub, Inc. filed with the Secretary of State of Texas on November 14, 2011, and subsequently amended on January 20, 2012, by Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012. to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.6 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.

Table of Contents	-22-

3.7**	Bylaws of VRH Merger Sub, Inc. adopted on November 21, 2011, and subsequently amended on January 20, 2012 to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.7 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.8**	Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012, filed as Exhibit 3.8 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.1**	Charter of the Audit Committee of VR Holdings, Inc., filed as Exhibit 10.1 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.2**	Code of Business Conduct of VR Holdings, Inc., filed as Exhibit 10.2 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.3**	Code of Ethics for Senior Executive Officers and Senior Financial Officers of VR Holdings, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.4**	Charter of the Compensation Committee of VR Holdings, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.5**	Corporate Governance Principles of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.6**	Charter of the Executive Committee of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.7**	Charter of the Finance Committee of VR Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.8**	Charter of the Governance and Nominating Committee of VR Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.9**	Executive Summary Memorandum, filed as Exhibit 10.9 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.10**	Assignment of Claims, filed as Exhibit 10.10 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.
10.11**	Form of Settlement with the claimants, filed as Exhibit 10.11 to the registrant’s registration statement on April 29, 2011, Commission File Number 333-166884.
10.12**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.12 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.13**	Amended Warrant dated August 13, 2012, for 8,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.13 to the registrant’s Report on Form 10-K on February 5, 2014, Commission File Number 333-166884.
10.14**	Employment Agreement between Litigation Dynamics, Inc. and Zane Russell dated January 20, 2012, filed as Exhibit 10.14 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.15**	Employment Agreement between Litigation Dynamics, Inc. and J. Michael Moore dated January 20, 2012, filed as Exhibit 10.15 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.16**	Master Services Agreement between Litigation Dynamics, Inc. and VR Holdings, Inc. dated January 20, 2012, filed as Exhibit 10.16 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.17**	Subscription Agreement executed by Litigation Dynamics, Inc. shareholders on January 20, 2012, in connection with the merger of VRH Merger Sub, Inc. and Litigation Dynamics, Inc., filed as Exhibit 10.17 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.18**	Promissory note executed by Pine Springs Capital, LLC dated March 31, 2011, in the amount of $11,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.18 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

Table of Contents	-23-

10.19**	Promissory note executed by New Course Group dated June 10, 2011, in the amount of $3,930.55 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.19 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.20**	Promissory note executed by New Course Group dated June 3, 2011, in the amount of $5,711.38 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.20 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.21**	Promissory note executed by Pine Springs Capital, LLC dated May 20, 2011, in the amount of $4,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.21 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.22**	Promissory note executed by New Course Group dated June 29, 2011, in the amount of $3,220.51 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.22 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.23**	Promissory note executed by ProduClear, Inc. dated April 13, 2011, in the amount of $2,500.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.23 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.24**	Promissory note executed by Texas Golfer Magazine dated April 1, 2011, in the amount of $3,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.24 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.25**	Promissory note executed by Trekmore dated April 8, 2011, in the amount of $5,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.25 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.26**	Promissory note executed by Litigation Dynamics, Inc. dated May 5, 2011, in the amount of $50,000.00 payable to the order of Robert Embry, filed as Exhibit 10.26 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.27**	Promissory note executed by Litigation Dynamics, Inc. dated April 25, 2011, in the amount of $50,000.00 payable to the order of Michael Jud, filed as Exhibit 10.27 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.28**	Promissory note executed by Litigation Dynamics, Inc. dated April 19, 2011, in the amount of $5,000.00 payable to the order of Michael Jud, filed as Exhibit 10.28 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.29**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of Robert Embry, filed as Exhibit 10.29 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.30**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of 2005 Braden Interest, Ltd., filed as Exhibit 10.30 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.31**	Promissory note executed by Litigation Dynamics, Inc. dated March 21, 2011, in the amount of $45,000.00 payable to the order of Charles Jud, filed as Exhibit 10.31 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.32**	Separation Agreement by and between VR Holdings, Inc., Litigation Dynamics, Inc., J. Michael Moore, Zane Russell, CapNet Securities Corporation, John E. Baker, Deohge Corp., Pamela Lapides, The Cancer Foundation, Inc., John Foster Woods, and Barry L. Dahne, dated September 24, 2012, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.33**	Assumption Agreement for Litigation Dynamics, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.34**	Assumption Agreement for VR Holdings, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.3 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.35**	Form of VR Holdings, Inc. Distribution Agreement, filed as Exhibit 10.4 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.

Table of Contents	-24-

10.36**	Assumption and Novation Agreement is made by and between VR Holdings, Inc., Litigation Dynamics, Inc., and Structured Financial Service, LLC, dated September 24, 2012, filed as Exhibit 10.5 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.37**	Non-Exclusive Software Reseller Agreement by and between Innovative Litigation Services. LLC and Litigation Dynamics, Inc., filed as Exhibit 10.6 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.38**	VR Holdings, Inc. promissory note payable to the order of Structured Financial Service, LLC in the amount of $50,000, dated May 23, 2012, filed as Exhibit 10.7 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.39**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Stephen H. Marcus, Esq., filed as Exhibit 10.13 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.40**	Consulting Agreement by and between VR Holdings, Inc. and Schneider Mitigation Group, dated August 15, 2013, but effective as of August 1, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on August 16, 2013, Commission File Number 333-166884.
10.41**	Letter of Intent was executed by VR Holdings, Inc., a Delaware corporation (“VR Holdings”) and China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) dated January 5, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.
10.42**	Letter of resignation as a director by Harry J, Conn, dated January 6, 2014, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.
10.43**	Letter of resignation as a director and officer by John E. Baker, dated January 9, 2014, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 12, 2014, Commission File Number 333-166884.
31.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1**	Audited Financial Statements of Litigation Dynamics, Inc., a Texas corporation, and Pro forma financial information, filed as Exhibit 99.1 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

____________

* Filed herewith.

** Previously filed.

Table of Contents	-25-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: September 16, 2014.

By /s/ Matthew A. Lapides

Matthew A. Lapides, Chief Executive Officer

By /s/ Matthew A. Lapides

Matthew A. Lapides, Chief Financial Officer and

Principal Accounting Officer

Table of Contents	-26-