Form 10-Q
period 2014-03-31
VR Holdings, Inc.
filed 2014-12-05
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At December 3, 2014, the registrant had outstanding 450,139,037 shares of common stock.

Table of Contents	1

Table of Contents

Part I – Financial Information.

Item 1. Financial Statements 3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk 21

Item 4. Controls and Procedures 21

Item 4(T). Controls and Procedures 21

Part II- Other Information

Item 1. Legal Proceedings 22

Item 1A. Risk Factors 22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 22

Item 3. Defaults upon Senior Securities 22

Item 4. Mine Safety Disclosures 22

Item 5. Other Information 22

Item 6. Exhibits 22

Table of Contents	2

Item 1. Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
Current assets:
Cash	$284	$284
Assets held for sale	18,700	16,047

Total assets	$18,984	$16,331

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$530,044	$514,022
Accounts payable, related party	48,531	38,390
Liabilities, related to assets held for sale	65,975	62,737
Liabilities, related party related to assets held for sale	27,355	27,355
Total current liabilities	671,905	642,504

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 448,039,037 and 448,039,037 shares issued and outstanding, respectively	449	449
Additional paid-in capital	15,578,003	15,578,003
Stock Payable	4,200,000	—
Accumulated deficit	(15,492,955)	(15,492,955)
Deficit during development stage	(4,938,418)	(711,670)
Total shareholders’ deficit	(652,921)	(626,173)

Total liabilities and shareholders’ deficit	$18,984	$16,331

See notes to consolidated financial statements.

Table of Contents	3

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2014		For the Six Months Ended March 31, 2014		For the Period from July 25, 2006 (Re-entry to development stage) to March 31, 2014
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—	$—
Expenses:
General and administrative	4,204,270	12,368	4,214,396	27,854	9,638,122
Impairment of goodwill	—	—	—	—	1,266,892
Loss from Operations	(4,204,270)	(12,368)	(4,214,396)	(27,854)	(10,905,014)
Other income (expense)
Gain on forgiveness of debt	—	—	—	—	7,414,017
Interest expense	—	—	—	—	(110,522)
Net income (loss) from continuing operations	(4,204,270)	(12,368)	(4,214,396)	(27,854)	(3,601,519)
Net income (loss) from discontinued operations	(9,745)	6,277	(12,352)	(9,564)	(1,336,899)
Net income (loss)	(4,214,015)	(6,091)	$(4,226,748)	$(37,418)	$(4,938,418)
Net loss per common share, basic and diluted
Continuing operations	(0.01)	(0.00)	(0.01)	(0.00)
Net loss per common share, basic and diluted
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per common share, basic and diluted
Total	(0.01)	(0.00)	(0.01)	(0.00)
Weighted average number of common shares – basic and diluted	448,039,037	448,039,037	448,039,037	448,039,037
See notes to consolidated financial statements.

Table of Contents	4

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the six Months Ended March 31		For the Period from Re-Entry to Development Stage July 25, 2006 to March 31, 2014
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES;
Net income (loss)	$(4,226,748)	$(37,418)	$(4,938,418)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation	110	55	275
Share-based compensation	4,200,000	—	8,205,475
Expenses paid by shareholder	—	—	168,570
Shares for services	—	—	765,000
Impairment of goodwill	—	—	1,266,892
Loss on exchange of debt for stock	—	—	1,153,815
Gain on settlement of debt	—	—	(7,414,017)
Changes in operating assets and liabilities
Accounts Receivable	7,800	(11,300)	7,800
Due from related party	10,141		6,721
Accounts payable	19,260	65,532	589,438
Accounts payable – related party	—	(24,710)	(4,567)
Accrued interest payable	—	—	108,740
Net cash used by operating activities	10,563	(7,841)	(84,276)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	—	—	270
Purchase of fixed assets	—	(832)	(832)
Proceeds from sale of stocks	—	—	5,000
Net, cash provided (used) by investing activities	—	(832)	4,438
CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	48,265
Net proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	—	—	98,265
NET CHANGE IN CASH	10,563	(8,673)	18,427
CASH AT BEGINNING OF PERIOD	7,864	8,880	—
CASH AT END OF PERIOD	$18,427	$207	$18,427
SUPPLEMENT CASH FLOW DISCLOSURE
Cash paid for:
Interest	$—	$—	$—
Income taxes	—	—	—
Non-cash financing activities:
Debt converted to common stock	$—	$—	$8,187,678
Forgiveness of related party accounts payable	$—	$—	$5,955

See notes to consolidated financial statements.

Table of Contents	5

VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with VR Holdings’ most recent audited consolidated financial statements and notes thereto included in VR Holdings’ September 30, 2013 Form 10-K. Operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014, the Company had $18,427 of cash, $18,143 of which is included in assets held for sale, and $0 cash equivalents. At September 30, 2013, the Company had $7,865 of cash, $7,581 of assets held for sale, and $0 cash equivalents.

Table of Contents	6

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

Table of Contents	7

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at March 31, 2014. As of March 31, 2014 and 2013, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants. At March 31, 2014 and 2013, the market for the common shares of VR Holdings, Inc. was so limited that it was determined that it was impossible for sufficient number of options to be exercised to cause any dilutive effect upon the earnings per share calculation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the periods ended March 31, 2014 and 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of March 31, 2014 and 2013, warrants were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

Table of Contents	8

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

Table of Contents	9

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

February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

·	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
·	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Table of Contents	10

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

At March 31, 2014, we had $18,984 of assets, $671,905 of liabilities and a working capital deficit of $652,921. Through March 31, 2014, we have been primarily engaged in advancement of pending litigation. In the course of our activities, we have sustained losses and expect such losses to continue through at least fiscal year 2014 if there were no change of strategy. The current plan of VR Holdings is to acquire a portfolio of other operating companies, and expand those operations.

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

Table of Contents	11

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

In addition, there was the forgiveness of a related party account payable in the amount of $5,955. This amount was forgiven by Michael Moore.

Table of Contents	12

In February 2014, the Company granted 2,100,000 shares of common stock to two individuals for services. The fair value of these shares at the date of grant was $4,200,000 based on the value of shares on the date granted. The shares were not issued as of March 31, 2014, and the value was recorded as stock payable at period end.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of VR Holdings, has historically paid for certain expenses on behalf of VR Holdings. During the six months ended March 31, 2014 and 2013, The Cancer Foundation, Inc. paid $0 and $0 respectively. These payments have been recorded as contributed capital to VR Holdings.

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

Table of Contents	13

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

	Six months ended March 31, 2014
	2014	2013

Revenue	$—	$—

Expenses:
General and administrative	9,852	7,064
Loss from operations	(9,852)	(7,064)

Other Income (expenses):
Interest Expense	2,500	2,500

Net Income (loss)	$(12,352)	$(9,564)

	March 31, 2014	September 30, 2013
Assets:
Cash	$18,143	$7,580
Due from related parties	$557	$8,467
Total assets held for sale	$18,700	$16,047

Liabilities:
Accounts payable	$15,975	$12,737
Amounts due related parties	$27,355	$27,355
Notes payable – in default	$50,000	$50,000
Total liabilities held for sale	$93,330	$90,092

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

Table of Contents	14

NOTE 8 – SUBSEQUENT EVENTS

On February 27, 2014, VR Holdings entered into an Agreement with Jana Yokum for legal services. On April 3, 2014, 500,000 shares of common stock were issued to Jana Yokum in accordance with the Agreement. The issued shares are fully paid, non-assessable and are being issued for legal services rendered in lieu of cash per agreement. There are no contingencies on the issuance of these shares and Ms. Yokum is not an affiliate of the firm. The shares issued to Ms. Yokum will be restricted and the certificates contain a standard legend.

On February 19, 2014, VR Holdings entered into an Agreement with Chris Hagerman. On April 3, 2014, 1,600,000 shares of common stock were issued to Chris Hagerman in accordance with the terms of the agreement. The issued shares are fully paid, non-assessable and are being issued for consulting and marketing services rendered in lieu of cash per agreement. There are no contingencies on the issuance of these shares and Mr. Hagerman is not an affiliate of the firm. The shares issued to Mr. Hagerman will be restricted and the certificates contain a standard legend.

As a result of the dates of the agreement and the issuance of shares for Yokum and Hagerman, the outstanding shares at the end of the quarter ending March 31, 2014 were 448,039,037. However, shares totaling 2,100,000 were due to be issued at the end of the quarter ending March 31, 2014, and were finally issued by the transfer agent on April 3, 2014. As a result, the current outstanding shares reported as of the date of this filing are 2,100,000 greater for a total of 450,139,037.

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

Regardless of the outcome of our litigation effort in VR Holdings, Inc., MML Inc. and Morton M. Lapides v. Cerberus Capital Management, LP, Madeline, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg, more fully discussed below and in “Business –Legal Proceedings,” our business going forward is expected to consist of a strategy to acquire certain operating companies to provide our stockholders with an attractive level of capital growth through the operating activities of the intended merger. See “The Plan of Acquisition.” In the future, we may raise additional capital though equity or debt offerings.

VR Holdings, Inc., MML Inc. and Morton M. Lapides v. Cerberus Capital Management, LP, Madeline, LLC, Gordon Brothers Group, Warren Feder and Stephen A. Feinberg.

Table of Contents	15

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

Revenues. VR Holdings had revenues of $0 for the three months ended March 31, 2014 and 2013.

General and Administrative Expenses. Our general and administrative expenses increased for the quarter from $12,368 in 2013 to $4,204,270 in 2014 as a result of increased general business and travel expenses related to business acquisition activities and $4,200,000 from the share issuance for services to two individuals.

Net (Loss) from Continued Operations. The net loss from continuing operations for the quarter ending March 31, 2014 was 4,204,270 as compared to a loss in the same period in 2013 of 12,368 as a result of increased general and administrative expenses and $4,200,000 from the share issuance for services to two individuals as described above.

Net (Loss) from Discontinued Operations. The net loss from discontinued operations for the quarter ending March 31, 2014, was 9,745 as compared to income in the same periods in 2013 of 6,277 as a result of an increase of General and Administrative expenses associated with Litigation Dynamics.

Table of Contents	16

Net (Loss). The net loss for the quarter ending March 31, 2014 was 4,214,015 as compared to a loss in the same period in 2013 of 6,091 as a result of reduced general and administrative expenses and $4,200,000 from the share issuance for services to two individuals as described above.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013.

Revenues. VR Holdings had revenues of $0 for the six months ended March 31, 2014 and 2013.

General and Administrative Expenses. Our general and administrative expenses increased for the six months ending March 31, 2014 from $27,854 in 2013 to $4,214,396 in 2014 as a result of increased general business and travel expenses related to business acquisition activities and $4,200,000 from the share issuance for services to two individuals.

Net (Loss) from Continued Operations. The net loss from continuing operations for the six months ending March 31, 2014 was 4,214,396 as compared to a loss in the same period in 2013 of 27,854 as a result of increased general and administrative expenses and $4,200,000 from the share issuance for services to two individuals as described above.

Net (Loss) from Discontinued Operations. The net loss from discontinued operations for the six months ending March 31, 2014 was 12,352 as compared to a net loss in the same periods in 2013 of 9,564 as a result of an increase of General and Administrative expenses associated with Litigation Dynamics.

Net (Loss). The net loss for the six months ending March 31, 2014 was 4,226,748 as compared to a loss in the same period in 2013 of 37,418 as a result of reduced general and administrative expenses and $4,200,000 from the share issuance for services to two individuals as described above.

Liquidity and Capital Resources. Our primary expenses have been greatly increased due to the issuances of shares for consulting and legal services in accordance with certain agreements as described above. The primary expenses were consulting services, legal and accounting fees. As of March 31, 2014, the Company had $18,427 of cash, $18,143 of which is included in assets held for sale, and $0 cash equivalents.

As of March 31, 2014, we had outstanding liabilities of $671,905, which is payable within 12 months. We are attempting to obtain funds from the successful conclusion of our lawsuit through the judicial system. There are no interest, penalties or fines accruing on the past due amounts.

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

Table of Contents	17

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014, the Company had $18,427 of cash, $18,143 of which is included in assets held for sale, and $0 cash equivalents.

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

Table of Contents	18

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

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at March 31, 2014. As of March 31, 2014 and 2013, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants. At March 31, 2014 and 2013, the market for the common shares of VR Holdings, Inc. was so limited that it was determined that it was impossible for sufficient number of options to be exercised to cause any dilutive effect upon the earnings per share calculation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the periods ended March 31, 2014 and 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of March 31, 2014 and 2013, there are no potentially dilutive securities that are anti-dilutive.

Table of Contents	19

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

Table of Contents	20

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

Table of Contents	21

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

Table of Contents	22

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013

Table of Contents	23

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Table of Contents	24

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Contents	25

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
1.0**	Letter Agreement between CapNet Securities Corporation and VR Holdings, Inc. dated October 24, 2011, filed as Exhibit 1.0 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
2.0**	Plan and Agreement of Triangular Merger between VR Holdings, Inc., VRH Merger Sub, Inc. and Litigation Dynamics, Inc. dated November 21, 2011, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on November 23, 2011, Commission File Number 333-166884.
3.1**	Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on November 2, 1998, filed as Exhibit 3.1 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.2**	Certificate of Amendment of Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on June 2, 2008, filed as Exhibit 3.2 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.3**	Original Bylaws of VR Holdings, Inc., filed as Exhibit 3.3 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.4**	Amended and Restated Certificate of Incorporation of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.4 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.5**	Amended and Restated Bylaws of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.5 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.6**	Articles of Incorporation of VRH Merger Sub, Inc. filed with the Secretary of State of Texas on November 14, 2011, and subsequently amended on January 20, 2012, by Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012. to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.6 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.7**	Bylaws of VRH Merger Sub, Inc. adopted on November 21, 2011, and subsequently amended on January 20, 2012 to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.7 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.8**	Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012, filed as Exhibit 3.8 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.

10.1**	Charter of the Audit Committee of VR Holdings, Inc., filed as Exhibit 10.1 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.2**	Code of Business Conduct of VR Holdings, Inc., filed as Exhibit 10.2 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.3**	Code of Ethics for Senior Executive Officers and Senior Financial Officers of VR Holdings, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.4**	Charter of the Compensation Committee of VR Holdings, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.5**	Corporate Governance Principles of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.6**	Charter of the Executive Committee of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.

Table of Contents	26

10.7**	Charter of the Finance Committee of VR Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.8**	Charter of the Governance and Nominating Committee of VR Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.9**	Executive Summary Memorandum, filed as Exhibit 10.9 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.10**	Assignment of Claims, filed as Exhibit 10.10 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.
10.11**	Form of Settlement with the claimants, filed as Exhibit 10.11 to the registrant’s registration statement on April 29, 2011, Commission File Number 333-166884.
10.12**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.12 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.13**	Amended Warrant dated August 13, 2012, for 8,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.13 to the registrant’s Report on Form 10-K on February 5, 2014, Commission File Number 333-166884.
10.14**	Employment Agreement between Litigation Dynamics, Inc. and Zane Russell dated January 20, 2012, filed as Exhibit 10.14 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.15**	Employment Agreement between Litigation Dynamics, Inc. and J. Michael Moore dated January 20, 2012, filed as Exhibit 10.15 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.16**	Master Services Agreement between Litigation Dynamics, Inc. and VR Holdings, Inc. dated January 20, 2012, filed as Exhibit 10.16 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.17**	Subscription Agreement executed by Litigation Dynamics, Inc. shareholders on January 20, 2012, in connection with the merger of VRH Merger Sub, Inc. and Litigation Dynamics, Inc., filed as Exhibit 10.17 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.18**	Promissory note executed by Pine Springs Capital, LLC dated March 31, 2011, in the amount of $11,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.18 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.19**	Promissory note executed by New Course Group dated June 10, 2011, in the amount of $3,930.55 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.19 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.20**	Promissory note executed by New Course Group dated June 3, 2011, in the amount of $5,711.38 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.20 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

10.21**	Promissory note executed by Pine Springs Capital, LLC dated May 20, 2011, in the amount of $4,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.21 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.22**	Promissory note executed by New Course Group dated June 29, 2011, in the amount of $3,220.51 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.22 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.23**	Promissory note executed by ProduClear, Inc. dated April 13, 2011, in the amount of $2,500.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.23 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.24**	Promissory note executed by Texas Golfer Magazine dated April 1, 2011, in the amount of $3,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.24 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.25**	Promissory note executed by Trekmore dated April 8, 2011, in the amount of $5,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.25 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

Table of Contents	27

10.26**	Promissory note executed by Litigation Dynamics, Inc. dated May 5, 2011, in the amount of $50,000.00 payable to the order of Robert Embry, filed as Exhibit 10.26 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.27**	Promissory note executed by Litigation Dynamics, Inc. dated April 25, 2011, in the amount of $50,000.00 payable to the order of Michael Jud, filed as Exhibit 10.27 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.28**	Promissory note executed by Litigation Dynamics, Inc. dated April 19, 2011, in the amount of $5,000.00 payable to the order of Michael Jud, filed as Exhibit 10.28 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.29**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of Robert Embry, filed as Exhibit 10.29 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.30**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of 2005 Braden Interest, Ltd., filed as Exhibit 10.30 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.31**	Promissory note executed by Litigation Dynamics, Inc. dated March 21, 2011, in the amount of $45,000.00 payable to the order of Charles Jud, filed as Exhibit 10.31 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.32**	Separation Agreement by and between VR Holdings, Inc., Litigation Dynamics, Inc., J. Michael Moore, Zane Russell, CapNet Securities Corporation, John E. Baker, Deohge Corp., Pamela Lapides, The Cancer Foundation, Inc., John Foster Woods, and Barry L. Dahne, dated September 24, 2012, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.33**	Assumption Agreement for Litigation Dynamics, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.34**	Assumption Agreement for VR Holdings, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.3 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.35**	Form of VR Holdings, Inc. Distribution Agreement, filed as Exhibit 10.4 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.36**	Assumption and Novation Agreement is made by and between VR Holdings, Inc., Litigation Dynamics, Inc., and Structured Financial Service, LLC, dated September 24, 2012, filed as Exhibit 10.5 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.

10.37**	Non-Exclusive Software Reseller Agreement by and between Innovative Litigation Services. LLC and Litigation Dynamics, Inc., filed as Exhibit 10.6 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.38**	VR Holdings, Inc. promissory note payable to the order of Structured Financial Service, LLC in the amount of $50,000, dated May 23, 2012, filed as Exhibit 10.7 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.39**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Stephen H. Marcus, Esq., filed as Exhibit 10.13 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.40**	Consulting Agreement by and between VR Holdings, Inc. and Schneider Mitigation Group, dated August 15, 2013, but effective as of August 1, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on August 16, 2013, Commission File Number 333-166884.
10.41**	Letter of Intent was executed by VR Holdings, Inc., a Delaware corporation (“VR Holdings”) and China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) dated January 5, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.
10.42**	Letter of resignation as a director by Harry J, Conn, dated January 6, 2014, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.

Table of Contents	28

10.43**	Letter of resignation as a director and officer by John E. Baker, dated January 9, 2014, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 12, 2014, Commission File Number 333-166884.
31.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1**	Audited Financial Statements of Litigation Dynamics, Inc., a Texas corporation, and Pro forma financial information, filed as Exhibit 99.1 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

____________

* Filed herewith.

** Previously filed.

Table of Contents	29

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date: December 4, 2014.

By /s/ Matthew A. Lapides

Matthew A. Lapides, Chief Executive Officer

By /s/ Matthew A. Lapides

Matthew A. Lapides, Chief Financial Officer and

Principal Accounting Office

Table of Contents	30