Form 10-Q
period 2014-06-30
VR Holdings, Inc.
filed 2014-12-19
CIK 1492052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At December 10, 2014, the registrant had outstanding 450,139,037 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2014	2013

ASSETS
Current assets:
Cash	$284	$284
Assets held for sale	34,665	16,047

Total assets	$34,949	$16,331

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$496,431	$514,022
Accounts payable, related party	49,144	38,390
Liabilities, related to assets held for sale	96,445	62,737
Liabilities, related party related to assets held for sale	27,355	27,355
Total current liabilities	669,375	642,504

Shareholders’ deficit:
Common stock, $0.000001 par value; 550,000,000 shares authorized, 450,139,037 and 448,039,037 shares issued and outstanding, respectively	452	449
Additional paid-in capital	43,140,999	15,578,003
Accumulated deficit	(15,492,955)	(15,492,955)
Deficit during development stage	(28,282,922)	(711,670)
Total shareholders’ deficit	(634,426)	(626,173)

Total liabilities and shareholders’ deficit	$34,949	$16,331

See notes to consolidated financial statements.

Table of Contents	1

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		For the Period from July 25, 2006 (Re-entry to development stage) to June 30, 2014
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—	$—
Expenses:
General and administrative	23,350,075	11,809	27,564,471	39,663	32,988,197
Impairment of goodwill	—	—	—	—	1,266,892
Loss from Operations	(23,350,075)	(11,809)	(27,564,471)	(39,663)	(34,255,089)
Other income (expense)
Gain on forgiveness of debt	—	—	—	—	7,414,017
Interest expense	—	—	—	—	(110,522)
Net income (loss) from continuing operations	(23,350,075)	(11,809)	(27,564,471)	(39,663)	(26,951,594)
Net income (loss) from discontinued operations	5,571	(19,448)	(6,781)	(29,012)	(1,331,328)
Net income (loss)	(23,344,504)	(31,257)	$(27,571,252)	$(68,675)	$(28,282,922)
Net income (loss) per common share, basic and diluted
Continuing operations	(0.05)	(0.00)	(0.06)	(0.00)
Net income (loss) per common share, basic and diluted
Discontinued operations	0.00	(0.00)	(0.00)	(0.00)
Net income (loss) per common share, basic and diluted
Total	(0.05)	(0.00)	(0.06)	(0.00)
Weighted average number of common shares – basic and diluted	450,069,806	448,039,037	448,715,960	448,039,037
See notes to consolidated financial statements.

Table of Contents	2

VR Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine Months Ended June 30,		For the Period from Re-Entry to Development Stage July 25, 2006 to
	2014	2013	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,571,252)	$(68,675)	$(28,282,922)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation	110	110	275
Share-based compensation	4,200,000	—	8,205,475
Warrants for Services	23,347,264	—	23,347,264
Expenses paid by shareholder	—	—	168,570
Shares for services	—	—	765,000
Impairment of goodwill	—	—	1,266,892
Loss on exchange of debt for stock	—	—	1,153,815
Gain on settlement of debt	—	—	(7,414,017)
Changes in operating assets and liabilities
Accounts Receivable	(25,989)	16,200	(25,989)
Due from related party	10,754	—	7,334
Accounts payable	16,117	72,206	586,295
Accounts payable – related party	—	(27,354)	(4,567)
Accrued interest payable	—	—	108,740
Net cash used by operating activities	(22,996)	(7,513)	(117,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisition	—	—	270
Purchase of fixed assets	—	(832)	(832)
Proceeds from sale of stocks	—	—	5,000
Net, cash provided (used) by investing activities	—	(832)	4,438

CASH PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	48,265
Net proceeds from notes payable	—	—	50,000
Donated Capital	15,735	—	15,735
Net cash provided by financing activities	15,735	—	114,000

NET CHANGE IN CASH	(7,261)	(8,345)	603
CASH AT BEGINNING OF PERIOD	7,864	8,880	—
CASH AT END OF PERIOD	$603	$535	$603

SUPPLEMENT CASH FLOW DISCLOSURE
Cash paid for:
Interest	$—	$—	$—
Income taxes	—	—	—
Non-cash financing activities:
Debt converted to common stock	$—	$—	$8,187,678
Forgiveness of related party accounts payable	$—	$—	$5,955

See notes to consolidated financial statements.
Table of Contents	3

 VR Holdings, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by VR Holdings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with VR Holdings’ most recent audited consolidated financial statements and notes thereto included in VR Holdings’ September 30, 2013 Form 10-K. Operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2014, the Company had $603 of cash, $319 of which is included in assets held for sale, and $0 cash equivalents. At September 30, 2013, the Company had $7,865 of cash, $7,581 of assets held for sale, and $0 cash equivalents.

Goodwill

The Company follows the policy of recognizing Goodwill when acquiring a company or line of business to the extent that the assets acquired net of liabilities assumed is less than the value of the purchase price. The Goodwill generated is then evaluated as to its continuing value and any deterioration is amortized through charges to the Statement of Operations.

Table of Contents	4

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

Table of Contents	5

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at June 30, 2014. As of June 30, 2014 and 2013, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants. At June 30, 2014 and 2013, the market for the common shares of VR Holdings, Inc. was so limited that it was determined that it was impossible for sufficient number of options to be exercised to cause any dilutive effect upon the earnings per share calculation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the periods ended June 30, 2014 and 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of June 30, 2014 and 2013, warrants were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

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

Table of Contents	6

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

Table of Contents	7

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

Table of Contents	8

NOTE 2 – GOING CONCERN

At June 30, 2014, we had $34,949 of assets, $669,375 of liabilities and a working capital deficit of $634,426. Through June 30, 2014, we have been primarily engaged in advancement of pending litigation. In the course of our activities, we have sustained losses and expect such losses to continue through at least fiscal year 2014 if there were no change of strategy. The current plan of VR Holdings is to acquire a portfolio of other operating companies, and expand those operations.

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

Table of Contents	9

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

On August 13, 2013, the above warrant agreement to purchase 7,000,000 shares of common stock was amended and increased by an additional 1,000,000 to purchase a total of 8,000,000 shares of common stock at an exercise price of $0.10 for the remainder period of the original warrant. The warrants were issued for services rendered by an attorney. The fair value of the warrants at the date of grant was $458,149. The warrant was valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 1.49%, (2) expected term of 4.13 years, (3) expected volatility of 106.43% and (4) zero expected dividends. All of the warrants issued were outstanding at September 30, 2013. The additional 1,000,000 warrants were immediately vested and expensed through a charge to the Statement of Operations for 2013.

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

In February 2014, the Company granted 2,100,000 shares of common stock to two individuals for services. The fair value of these shares at the date of grant was $4,200,000 based on the value of shares on the date granted. The shares were issued from stock payable during the quarter ended June 30, 2014.

Table of Contents	10

On April 28, 2014, the Company issued warrants to purchase 12,000,000 shares of common stock at an exercise price of $0.10 with an expiration date of April 30, 2019. The warrants were issued for services rendered by an attorney. The fair value of the warrants at the date of grant was $23,347,264. The warrant was valued using the Black-Scholes option-pricing model. Variables used in the Black-Scholes pricing model for the warrants include: (1) discount rate of 1.75%, (2) expected term of 5 years, (3) expected volatility of 116.51% and (4) zero expected dividends. All of the warrants issued were outstanding at June 30, 2014. The Warrants were immediately vested and expensed through a charge to the Statement of Operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Cancer Foundation, Inc., a shareholder of VR Holdings, has historically paid for certain expenses on behalf of VR Holdings. During the six months ended June 301, 2014 and 2013, The Cancer Foundation, Inc. paid $0 and $0 respectively. These payments have been recorded as contributed capital to VR Holdings.

There was the forgiveness of a related party account payable in the amount of $5,955. This amount was forgiven by Michael Moore.

In additional, there was donated capital of $15,735 to LDI to Litigation Dynamics by a member of management.

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

As a result of entering into the Separation Agreement, the operations of Litigation Dynamics, Inc. have been classified as Discontinued Operations on the Statement of Operations. The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to spin off the operations of Litigation Dynamics, Inc. are as follows:

Table of Contents	11

	Nine months ended June 30
	2014	2013

Revenue	$—	$—

Expenses:
General and administrative	3,031	27,762
Loss from operations	(3,031)	(27,762)

Other Income (expenses):
Interest Expense	(3,750)	(1,250)

Net Income (loss)	$(6,781)	$(29,012)

	June 30, 2014	September 30, 2013

Assets:
Cash	$319	$7,580
Due from related parties	$34,346	$8,467
Total assets held for sale	$34,665	$16,047

Liabilities:
Accounts payable	$46,445	$12,737
Amounts due related parties	$27,355	$27,355
Notes payable – in default	$50,000	$50,000
Total liabilities held for sale	$123,800	$90,092

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

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2014, a compensation agreement was established with Matthew Lapides.

On July 7, 2014, the terms of the Share Exchange Agreement by and between VR Holdings, CMPP, Zhu, Lapides and Deohge was terminated for failure to meet certain milestone events designated in the Agreement.

Table of Contents	12

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

On December 3, 2014, additional funds of $2,000 were received from Ipanema Capital, LLC which increases the obligation of the promissory note previously executed on July 30, 2014. These funds are in addition to prior investments by Ipanema Capital, and are subject to the same terms of the existing agreement.

Table of Contents	13

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Revenues. VR Holdings had revenues of $0 for the nine months ended June 30, 2014 and 2013.

General and Administrative Expenses. Our general and administrative expenses increased for the quarter from $11,809 in 2013 to $23,350,075 in 2014 as a result of the issuance of warrants for services rendered which totaled $23,347,264.

Table of Contents	14

Net (Loss) from Continued Operations. The net loss from continuing operations for the quarter ending June 30, 2014 was 23,350,075 as compared to a loss in the same period in 2013 of 11,809 as a result of increased general and administrative expenses and the issuance of warrants which totaled $23,347,264.

Net (Loss) from Discontinued Operations. The net income from discontinued operations for the quarter ending June 30, 2014, was 5,571 as compared to loss in the same periods in 2013 of (19,448) as a result the sale of asset held for sale associated with Litigation Dynamics.

Net (Loss). The net loss for the quarter ending June 30, 2014 was 23,344,504 as compared to a loss in the same period in 2013 of 31,257 as a result of increased general and administrative expenses and the issuance of warrants for services as described above.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013.

Revenues. VR Holdings had revenues of $0 for the nine months ended June 30, 2014 and 2013.

General and Administrative Expenses. Our general and administrative expenses increased for the nine months ending June 30, 2014 from $39,663 in 2013 to $27,564,471 in 2014 as a result of increased general business expenses related to the issuance of stock to two individuals as well as the issuance of warrants to one individual.

Net (Loss) from Continued Operations. The net loss from continuing operations for the nine months ending June 30, 2014 was 27,564,471 as compared to a loss in the same period in 2013 of 39,663 as a result of increased general business and travel expenses related to the issuance of stock to two individuals as well as the issuance of warrants to one individual.

Net (Loss) from Discontinued Operations. The net loss from discontinued operations for the nine months ending June 30, 2014 was 6,781 as compared to a net loss in the same periods in 2013 of 29,012 as a result the sale of asset held for sale associated with Litigation Dynamics.

Net (Loss). The net loss for the nine months ending June 30, 2014 was 27,571,252 as compared to a loss in the same period in 2013 of 68,675 as a result of increased general business expenses related to the issuance of stock to two individuals as well as the issuance of warrants to one individual.

Liquidity and Capital Resources. Our primary expenses have been greatly increased due to the issuances of shares for consulting and legal services in accordance with certain agreements as described above. The primary expenses were consulting services, legal and accounting fees. As of June 30, 2014, the Company had $603 of cash, $319 of which is included in assets held for sale, and $0 cash equivalents.

As of June 30, 2014, we had outstanding liabilities of $669,375, which is payable within 12 months. We are attempting to obtain funds from the successful conclusion of our lawsuit through the judicial system. There are no interest, penalties or fines accruing on the past due amounts.

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

Table of Contents	15

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2014, the Company had $603 of cash, $319 of which is included in assets held for sale, and $0 cash equivalents.

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

Table of Contents	16

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

The Company has no outstanding stock options, warrants, or convertible securities which would be considered dilutive at June 30, 2014. As of June 30, 2014 and 2013, the Company had 10,000,000 and 9,000,000 common stock warrants outstanding, respectively, with an exercise price of $0.10 per share for all Warrants. At June 30, 2014 and 2013, the market for the common shares of VR Holdings, Inc. was so limited that it was determined that it was impossible for sufficient number of options to be exercised to cause any dilutive effect upon the earnings per share calculation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities using the treasury stock method. For the periods ended June 30, 2014 and 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options and warrants to purchase shares of common stock. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

As of June 30, 2014 and 2013, warrants were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

Table of Contents	17

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

Table of Contents	18

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

Table of Contents	19

·	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
·	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Table of Contents	20

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013.

Item 4. Controls and Procedures.

See Item 4(T) below.

Table of Contents	21

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	22

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Item 2, above.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
1.0**	Letter Agreement between CapNet Securities Corporation and VR Holdings, Inc. dated October 24, 2011, filed as Exhibit 1.0 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
2.0**	Plan and Agreement of Triangular Merger between VR Holdings, Inc., VRH Merger Sub, Inc. and Litigation Dynamics, Inc. dated November 21, 2011, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on November 23, 2011, Commission File Number 333-166884.
3.1**	Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on November 2, 1998, filed as Exhibit 3.1 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.2**	Certificate of Amendment of Certificate of Incorporation of VR Holdings, Inc. filed with the Secretary of State of Delaware on June 2, 2008, filed as Exhibit 3.2 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.3**	Original Bylaws of VR Holdings, Inc., filed as Exhibit 3.3 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.4**	Amended and Restated Certificate of Incorporation of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.4 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.5**	Amended and Restated Bylaws of VR Holdings, Inc. adopted May 14, 2010, filed as Exhibit 3.5 to the registrant’s registration statement on July 20, 2010, Commission File Number 333-166884.
3.6**	Articles of Incorporation of VRH Merger Sub, Inc. filed with the Secretary of State of Texas on November 14, 2011, and subsequently amended on January 20, 2012, by Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012. to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.6 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.

Table of Contents	23

3.7**	Bylaws of VRH Merger Sub, Inc. adopted on November 21, 2011, and subsequently amended on January 20, 2012 to reflect the change of the name of VRH Merger Sub, Inc. to Litigation Dynamics, Inc., filed as Exhibit 3.7 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
3.8**	Articles of Merger between VRH Merger Sub, Inc. and Litigation Dynamics, Inc. filed with the Secretary of State of Texas on January 20, 2012, filed as Exhibit 3.8 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.1**	Charter of the Audit Committee of VR Holdings, Inc., filed as Exhibit 10.1 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.2**	Code of Business Conduct of VR Holdings, Inc., filed as Exhibit 10.2 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.3**	Code of Ethics for Senior Executive Officers and Senior Financial Officers of VR Holdings, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.4**	Charter of the Compensation Committee of VR Holdings, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.5**	Corporate Governance Principles of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.6**	Charter of the Executive Committee of the Board of Directors of VR Holdings, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.7**	Charter of the Finance Committee of VR Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.8**	Charter of the Governance and Nominating Committee of VR Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.9**	Executive Summary Memorandum, filed as Exhibit 10.9 to the registrant’s registration statement on May 17, 2010, Commission File Number 333-166884.
10.10**	Assignment of Claims, filed as Exhibit 10.10 to the registrant’s registration statement on September 9, 2010, Commission File Number 333-166884.
10.11**	Form of Settlement with the claimants, filed as Exhibit 10.11 to the registrant’s registration statement on April 29, 2011, Commission File Number 333-166884.
10.12**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.12 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.13**	Amended Warrant dated August 13, 2012, for 8,000,000 shares issued to Norman T. Reynolds, Esq., filed as Exhibit 10.13 to the registrant’s Report on Form 10-K on February 5, 2014, Commission File Number 333-166884.
10.14**	Employment Agreement between Litigation Dynamics, Inc. and Zane Russell dated January 20, 2012, filed as Exhibit 10.14 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.15**	Employment Agreement between Litigation Dynamics, Inc. and J. Michael Moore dated January 20, 2012, filed as Exhibit 10.15 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.16**	Master Services Agreement between Litigation Dynamics, Inc. and VR Holdings, Inc. dated January 20, 2012, filed as Exhibit 10.16 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.17**	Subscription Agreement executed by Litigation Dynamics, Inc. shareholders on January 20, 2012, in connection with the merger of VRH Merger Sub, Inc. and Litigation Dynamics, Inc., filed as Exhibit 10.17 to the registrant’s Report on Form 8-K/A on January 23, 2012, Commission File Number 333-166884.
10.18**	Promissory note executed by Pine Springs Capital, LLC dated March 31, 2011, in the amount of $11,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.18 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.19**	Promissory note executed by New Course Group dated June 10, 2011, in the amount of $3,930.55 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.19 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.20**	Promissory note executed by New Course Group dated June 3, 2011, in the amount of $5,711.38 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.20 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

Table of Contents	24

10.21**	Promissory note executed by Pine Springs Capital, LLC dated May 20, 2011, in the amount of $4,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.21 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.22**	Promissory note executed by New Course Group dated June 29, 2011, in the amount of $3,220.51 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.22 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.23**	Promissory note executed by ProduClear, Inc. dated April 13, 2011, in the amount of $2,500.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.23 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.24**	Promissory note executed by Texas Golfer Magazine dated April 1, 2011, in the amount of $3,250.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.24 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.25**	Promissory note executed by Trekmore dated April 8, 2011, in the amount of $5,000.00 payable to the order of Litigation Dynamics, Inc., filed as Exhibit 10.25 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.26**	Promissory note executed by Litigation Dynamics, Inc. dated May 5, 2011, in the amount of $50,000.00 payable to the order of Robert Embry, filed as Exhibit 10.26 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.27**	Promissory note executed by Litigation Dynamics, Inc. dated April 25, 2011, in the amount of $50,000.00 payable to the order of Michael Jud, filed as Exhibit 10.27 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.28**	Promissory note executed by Litigation Dynamics, Inc. dated April 19, 2011, in the amount of $5,000.00 payable to the order of Michael Jud, filed as Exhibit 10.28 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.29**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of Robert Embry, filed as Exhibit 10.29 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.30**	Promissory note executed by Litigation Dynamics, Inc. dated April 8, 2011, in the amount of $75,000.00 payable to the order of 2005 Braden Interest, Ltd., filed as Exhibit 10.30 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.31**	Promissory note executed by Litigation Dynamics, Inc. dated March 21, 2011, in the amount of $45,000.00 payable to the order of Charles Jud, filed as Exhibit 10.31 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.
10.32**	Separation Agreement by and between VR Holdings, Inc., Litigation Dynamics, Inc., J. Michael Moore, Zane Russell, CapNet Securities Corporation, John E. Baker, Deohge Corp., Pamela Lapides, The Cancer Foundation, Inc., John Foster Woods, and Barry L. Dahne, dated September 24, 2012, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.33**	Assumption Agreement for Litigation Dynamics, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.34**	Assumption Agreement for VR Holdings, Inc. by and between VR Holdings, Inc. and Litigation Dynamics, Inc., dated September 24, 2012, filed as Exhibit 10.3 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.35**	Form of VR Holdings, Inc. Distribution Agreement, filed as Exhibit 10.4 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.36**	Assumption and Novation Agreement is made by and between VR Holdings, Inc., Litigation Dynamics, Inc., and Structured Financial Service, LLC, dated September 24, 2012, filed as Exhibit 10.5 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.37**	Non-Exclusive Software Reseller Agreement by and between Innovative Litigation Services. LLC and Litigation Dynamics, Inc., filed as Exhibit 10.6 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.

Table of Contents	25

10.38**	VR Holdings, Inc. promissory note payable to the order of Structured Financial Service, LLC in the amount of $50,000, dated May 23, 2012, filed as Exhibit 10.7 to the registrant’s Report on Form 8-K on September 26, 2012, Commission File Number 333-166884.
10.39**	Warrant dated August 30, 2010, for 1,000,000 shares issued to Stephen H. Marcus, Esq., filed as Exhibit 10.13 to the registrant’s registration statement on October 25, 2010, Commission File Number 333-166884.
10.40**	Consulting Agreement by and between VR Holdings, Inc. and Schneider Mitigation Group, dated August 15, 2013, but effective as of August 1, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on August 16, 2013, Commission File Number 333-166884.
10.41**	Letter of Intent was executed by VR Holdings, Inc., a Delaware corporation (“VR Holdings”) and China MPP Ventures, LLC, a Maryland limited liability company (“CMPP”) dated January 5, 2013, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.
10.42**	Letter of resignation as a director by Harry J, Conn, dated January 6, 2014, filed as Exhibit 10.2 to the registrant’s Report on Form 8-K on January 8, 2014, Commission File Number 333-166884.
10.43**	Letter of resignation as a director and officer by John E. Baker, dated January 9, 2014, filed as Exhibit 10.1 to the registrant’s Report on Form 8-K on January 12, 2014, Commission File Number 333-166884.
31.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Matthew A. Lapides, Chief Executive Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Matthew A. Lapides, Chief Financial Officer and Principal Accounting Officer of VR Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1**	Audited Financial Statements of Litigation Dynamics, Inc., a Texas corporation, and Pro forma financial information, filed as Exhibit 99.1 to the registrant’s Report on Form 8-K/A on March 7, 2012, Commission File Number 333-166884.

____________

* Filed herewith.

** Previously filed.

Table of Contents	26

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VR HOLDINGS, INC.

Date:	December 16, 2014	By:	/s/ Matthew A. Lapides
Matthew A. Lapides, Chief Executive Officer

		By:	/s/ Matthew A. Lapides
Matthew A. Lapides, Chief Financial Officer and
Principal Accounting Officer

Table of Contents	27